Form 10-Q
period 1996-06-30
LANDMARK BANCSHARES INC
filed 1996-08-13
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from   ____________   to _____________

                         Commission File Number 0-23164

                            LANDMARK BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                Kansas                                48-1142260
  (State or other jurisdiction                      I.R.S. Employer
  of incorporation or organization)              Identification Number

              CENTRAL AND SPRUCE STREETS, DODGE CITY, KANSAS 67801
             (Address and Zip Code of principal executive offices)

                                 (316) 227-8111
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X] NO

The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996:

           $.10 par value common stock               1,904,022 shares
                     (Class)                          (Outstanding)

                            LANDMARK BANCSHARES, INC.

                                      INDEX

                                                                    Page Number

PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Statements of Financial Condition as of
                     June 30, 1996 (unaudited) and September 30, 1995     1

                     Statements of Income for the Three and Nine
                     Months Ended June 30, 1996 and 1995 (unaudited)      2

                     Statements of Cash Flows for the Nine Months Ended
                     June 30, 1996 and 1995 (unaudited)                   3 - 4

                     Notes to Financial Statements                        5 - 8

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        9 - 12

PART II - OTHER INFORMATION

           Item 2.   Changes in Securities                                13

           Item 4.   Submission of Matter to a Vote of Security Holders   13

           Item 5.   Other Information                                    13

           Item 6(b).Reports on Form 8-K                                  13

SIGNATURES                                                                14

                                                                             1
           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Financial Condition


                                                                                  June 30, 1996    September 30, 1995
                                                                                  (Unaudited)
                                                                                -------------------------------------

                               ASSETS
Cash and cash equivalents:
           Interest bearing ...................................................   $     247,977    $           0
           Non-interest bearing ...............................................         563,695          462,021
Time deposits in other financial institutions .................................         381,946          579,000
Securities held to maturity ...................................................      26,231,401       34,825,052
Securities available for sale .................................................       3,541,379        1,692,550
Mortgage-backed securities held to maturity ...................................      48,827,355       68,206,569
Loans receivable, net .........................................................     115,122,031       98,616,725
Loans held for sale ...........................................................       2,140,111          316,991
Accrued income receivable .....................................................       1,433,051        1,671,075
Real estate owned or in judgment and other
           repossessed property, net ..........................................             415           66,320
Office properties and equipment, at cost less
           accumulated depreciation ...........................................         958,715        1,005,908
Prepaid expenses and other assets .............................................       1,020,980        1,175,524
Income taxes receivable - current .............................................               0           14,127
                                                                                -------------------------------------

                                                              TOTAL ASSETS ....   $ 200,469,056    $ 208,631,862
                                                                                -------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
           Deposits ...........................................................     147,352,595      144,957,084
           Outstanding checks in excess of bank balance .......................               0        1,050,816
           Other Borrowed Money ...............................................      17,400,001       25,533,334
           Advances from borrowers for taxes and
                     insurance ................................................       1,231,071        1,340,156
           Accrued expenses and other Liabilities .............................       1,128,971          935,531
           Deferred income taxes ..............................................         179,700          147,495
           Income taxes
                     Current ..................................................         126,317                0
                                                                                -------------------------------------
                                                              TOTAL LIABILITIES   $ 167,418,655    $ 173,964,416
                                                                                -------------------------------------


Stockholders' Equity
           Common Stock .......................................................         228,131          228,131
              $.10 par value; 10,000,000 shares authorized;
              2,281,312 shares issued June 30, 1996
           Additional Paid-in Capital .........................................      21,893,499       21,893,499
           Treasury Stock, at cost; 367,290 shares at June 30, 1996 ...........      (5,069,847)               0
           Treasury Stock, at cost; 195,980 shares at September 30, 1995 ......               0       (2,500,900)
           Retained income (substantially restricted) .........................      17,577,063       16,816,492
           Employee Stock Ownership Plan ......................................      (1,131,573)      (1,131,573)
           Management Stock Bonus Plan ........................................        (530,873)        (675,657)
           Net unrealized gain/losses on equity securities ....................          84,001           37,454
                                                                                -------------------------------------
                     Total Stockholders' Equity ...............................      33,050,401       34,667,446
                                                                                -------------------------------------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $ 200,469,056    $ 208,631,862
                                                                                -------------------------------------

                                                                             2
           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                        Consolidated Statements of Income

                                                                Three Months Ended June 30  Nine Months Ended June 30
                                                                  1995           1996         1995          1996
                                                                      (unaudited)               (unaudited)
                                                                -----------------------------------------------------
INTEREST INCOME
           Interest on loans ...............................    1,667,521     2,294,259     4,563,372    6,544,288
           Interest and dividends on investment securities .      732,635       473,548     2,206,021    1,415,359
           Interest on mortgage-backed securities ..........    1,137,060       813,639     3,234,053    2,804,699
                                                                -----------------------------------------------------
                     Total interest income .................    3,537,216     3,581,446    10,003,446   10,764,346

INTEREST EXPENSE
           Deposits ........................................    1,833,827     1,814,134     4,986,421    5,586,977
           Borrowed funds ..................................      353,642       263,855       939,426      873,745
                                                                -----------------------------------------------------
                     Total interest expense ................    2,187,469     2,077,989     5,925,847    6,460,722

                     Net interest income ...................    1,349,747     1,503,457     4,077,599    4,303,624

PROVISION FOR LOSSES ON LOANS ..............................            0        30,000        15,000       90,000
                                                               -----------------------------------------------------
           Net interest income after provision for losses ..    1,349,747     1,473,457     4,062,599    4,213,624

NON-INTEREST INCOME
           Service charges and late fees ...................       48,013        61,521       136,326      159,266
           Net gain (loss) on available for sale investments       35,680         3,125        70,801       10,625
           Net gain (loss) on sale of loans ................       35,588         7,853        54,399       51,076
           Net gain on sale of available for sale
                     mortgage-backed securities ............            0             0             0      135,208
           Service fees on loans sold ......................       42,941        38,895       131,332      121,270
           Other income ....................................       37,706        38,803        72,109       85,365
                                                                -----------------------------------------------------
                                                                  199,928       150,197       464,967      562,810
NON-INTEREST EXPENSE
           Compensation and related expenses ...............      479,566       462,118     1,433,417    1,409,215
           Occupancy expense ...............................       33,018        41,971       106,439      125,654
           Advertising .....................................       17,130        13,849        52,647       51,482
           Federal insurance premium .......................       94,032        96,924       285,656      293,597
           Loss (gain) from real estate operations .........       (4,716)          (25)        1,311        3,288
           Data processing .................................       42,027        44,128       132,304      142,454
           Other expense ...................................      135,749       176,545       505,485      526,419
                                                                -----------------------------------------------------
                                                                  796,806       835,510     2,517,259    2,552,109

                     Income before income taxes ............      752,869       788,144     2,010,307    2,224,326

INCOME TAXES EXPENSES ......................................      288,000       315,300       770,638      888,800
                                                                -----------------------------------------------------
                     Net income ............................      464,869       472,844     1,239,669    1,335,526
                                                                -----------------------------------------------------

Primary earnings per share .................................   $     0.22    $     0.25    $     0.57   $     0.68

Fully diluted earnings per share ...........................   $     0.22    $     0.25    $     0.57   $     0.68

Dividends per share ........................................   $     0.05    $     0.10    $     0.65   $     0.30


                                                                             3
            LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows

                                                                                  Nine Months Ended June 30
                                                                                     1995           1996
                                                                                 (unaudited)     (unaudited)
                                                                                ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income .............................................................   $  1,239,669    $  1,335,526
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation ......................................................         79,771          87,464
          Decrease (increase) in accrued interest receivable ................       (146,865)        238,024
          Increase (decrease) in outstanding checks in excess of bank balance              0      (1,050,816)
          Increase (decrease) in accrued and deferred income taxes ..........        149,767         172,649
          Increase (decrease) in accounts payable and accrued expenses ......      1,322,060         193,440
          Amortization of premiums and discounts on investments and loans ...       (168,241)       (105,385)
          Provision for losses on loans and investments .....................         15,000          90,000
          Gain (loss) on available for sale securities ......................        (70,801)        (10,625)
          Gain (loss) on abailable for sale mortgage-backed securities ......              0        (135,208)
          Other non-cash items, net .........................................       (541,651)        205,339
          Sale of loans held for sale .......................................      3,335,641       6,123,880
          Gain on sale of loans held for sale ...............................        (54,399)        (51,076)
          Origination of loans held for sale ................................     (3,491,487)     (1,074,792)
          Purchase of loans held for sale ...................................       (177,400)     (6,764,627)
                                                                                ------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ............................   $  1,491,064    $   (746,207)
                                                                                ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Loan originations and principal payment on loans held for investment ...     (8,308,232)    (14,281,637)
     Principal repayments on mortgage-backed securities .....................      5,613,684       9,467,934
     Loans purchased for investment .........................................     (7,622,762)     (2,445,675)
     Proceeds from sale of mortgage-backed securities available for sale ....              0      11,490,625
     Acquisition of mortgage-backed securities held to maturity .............     (5,875,831)     (1,482,865)
     Acquisition of investment securities held to maturity ..................     (6,802,031)    (10,795,500)
     Acquisition of investment securities available for sale ................              0      (1,940,222)
     Proceeds from sale of available for sale investment securities .........        368,018         181,250
     Proceeds from maturities or calls of investment securities .............      5,755,000      19,512,135
     Net (increase) decrease in time deposits ...............................        285,000         198,569
     Sale of real estate acquired in settlement of loans ....................        140,000          81,811
     Acquisition of fixed assets ............................................        (47,625)        (40,270)
     Other investing activity ...............................................        (22,131)         (4,272)
                                                                                ------------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES ............................    (16,516,910)      9,941,883
                                                                                ------------------------------


                                                                             4
           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                          Nine Months Ended June 30
                                                                              1995           1996
                                                                          (unaudited)    (unaudited)
                                                                          -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits ............................   $  6,279,047    $  2,395,511
     Net increase (decrease) in escrow accounts .....................       (167,345)       (109,085)
     Proceeds from FHLB advance .....................................     30,300,000       5,000,000
     Repayment of FHLB advance ......................................    (28,233,333)     (5,133,333)
     Net increase (decrease) in FHLB line of credit .................      9,000,000      (8,000,000)
     Acquisition of Treasury Stock ..................................              0      (2,568,947)
     Other Financing Activities .....................................     (1,302,251)        144,784
     Dividend Payment ...............................................     (1,408,757)       (574,956)
                                                                          ------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ....................     14,467,361      (8,846,026)
                                                                          ------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS .........................................................       (558,485)        349,650

BEGINNING CASH AND CASH EQUIVALENTS .................................      1,060,539         462,021
                                                                          ------------------------------
ENDING CASH AND CASH EQUIVALENTS ....................................        502,054         811,671
                                                                          ------------------------------
SUPPLEMENTAL DISCLOSURES
       Cash paid during the year for:
         Interest on deposits, advances, and other borrowings .......      6,224,562       6,617,118
         Income taxes ...............................................        522,620         682,351

     Transfers from loans to real estate acquired through foreclosure        176,080          91,212
     Transfer of mortgage-backed securities from held to maturity to
           available for sale .......................................              0      11,500,000


                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

                          LANDMARK FEDERAL SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements were prepared in accordance with the instructions for form 10-Q and , accordingly, do not include all information and disclosures necessary to present financial condition, results of operations and cash flows of Landmark Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Landmark Federal Savings Bank (the "Bank") in conformity with generally accepted accounting principles. However, all normal recurring adjustments have been made which, in the opinion of management, are necessary for the fair presentation of the financial statements.

The results of operation for the three and nine months ending June 30, 1996, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1996.

2. On March 28, 1994, the Bank segregated and restricted $15,144,357 of retained earnings in a liquidation account for the benefit of eligible savings account holders who continue to maintain their accounts at the bank after the conversion of the bank from mutual to stock form. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted balances of all qualifying deposits then held. The liquidation account will be reduced annually at September 30th to the extent that eligible account holders have reduced their qualifying deposits.

3.   INVESTMENTS AND MORTGAGE - BACKED SECURITIES

       A summary of the Bank's carrying value of investment and mortgage - backed securities as of June 30, 1996 and September 30, 1995, is as follows:

Investment Securities                                           June 30, 1996   September 30, 1995
                                                                ----------------------------------

Held to maturity:
           United States Treasuries ....................        $         0        $ 2,887,463
           Corporate Securities ........................                  0            250,000
           Government Agency Securities ................         23,901,401         29,157,953
           Municipal Obligations .......................          2,330,000          2,529,636
                                                                ----------------------------------

                                                                $26,231,401        $34,825,052


Available for sale:
           Common Stock ................................          1,930,279            206,250
           Stock in Federal Home Loan Bank..............          1,601,100          1,476,300
           Other .......................................             10,000             10,000
                                                                ----------------------------------

                                                                $ 3,541,379        $ 1,692,550




                                                                             6
Mortgage - Backed Securities held to maturity:
           GNMA - Arms ................................        $         0        $11,999,776
           FNMA - Arms ................................         16,387,460         19,763,471
           FHLMC -Arms ................................          6,822,697          7,033,369
           FHLMC -Fixed Rate ..........................            436,358            537,844
           CMO Government Agency ......................         17,569,111         19,557,117
           CMO Private Issue ..........................          5,988,370          7,388,861
           FNMA - Fixed Rate ..........................            904,346          1,032,999
           GNMA - Fixed Rate ..........................            585,438            767,085

           Unamortized Premiums .......................            306,334            429,923

           Unearned Discounts .........................           (172,759)          (303,876)
                                                                ----------------------------------

                                                                $48,827,355        $68,206,569

4.         Loan Receivable, Net

           A summary of the Bank's loans receivable at June 30, 1996 and September 30, 1995, is as follows:


                                                               June 30, 1996     September 30, 1995
                                                              -------------------------------------

Mortgage Loans Secured by
           One to Four Family Residences ...............         88,506,179         79,162,144
           Secured by Other Properties .................          3,790,726          4,040,156
           Construction Loans ..........................          1,203,234            202,177
           Other .......................................          2,045,815          1,781,074
                                                                ----------------------------------

                                                                 95,545,954         85,185,551
Plus (Less):
           Unamortized Premium on Loan Purchase ........             50,093             69,170
           Unearned Discount and Loan Fees .............           (325,523)          (362,021)
           Undisbursed Loan Proceeds ...................            (83,990)           (45,648)
           Allowance for Loan Losses ...................           (531,749)          (530,956)
                                                                ----------------------------------

           Total Mortgage Loans ........................         94,654,785         84,316,096
                                                                ----------------------------------

Consumer and Other Loans:
           Automobile ..................................          8,524,332          5,985,574
           Financing Leases ............................          3,159,835          1,398,290
           Loans on Deposits ...........................            585,931            604,555
           Home Equity and Second Mortgage .............          7,325,035          5,784,158
           Mobile Home .................................             19,287              7,051
           Other .......................................          1,034,551            633,592
                                                                ----------------------------------

                                                                 20,648,971         14,413,220

Less:
           Allowance for Loan Losses ...................           (181,725)          (112,591)
                                                                ----------------------------------

           Total Consumer and Other Loans ..............         20,467,246         14,300,629
                                                                ----------------------------------

Net Loans Receivable ...................................        $115,122,031       $98,616,725


A summary of the Bank's allowance for loan losses for the three and nine months ended June 30, 1996 and 1995, are as follows:

                                                         Three Months Ended                Nine Months Ended
                                                               June 30                          June 30
                                                       1996               1995           1996             1995
                                                    -----------------------------------------------------------------

             Balance Beginning                       $692,420           $633,960       $643,547         $619,218
             Provisions Charged to Operations          30,000                  0         90,000           15,000
             Loans Charged Off Net of Recoveries       (8,946)              (412)       (20,073)            (670)
                                                   ------------------------------------------------------------------

Balance Ending                                       $713,474           $633,548       $713,474         $633,548

There has been no significant change in the level of non performing loans from September 30, 1995 to June 30, 1996.

5. Real Estate owned or in judgment, including in-substance foreclosures and other repossessed property:

                                                              June 30, 1996      September 30, 1995
                                                              -------------------------------------

Real Estate Acquired by Foreclosure ....................        $         0        $         0
Real Estate Loans in Judgment and
   Subject to Redemption ...............................                415             66,320
Loans accounted for as In-Substance
   Foreclosures ........................................                  0                  0
Other Repossessed Assets ...............................                  0                  0
                                                              -------------------------------------

                                                                $       415        $    66,320


6. The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. The financial instruments include commitments to extend credit and commitments to sell loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments is represented by the contractual or notional amount of those instruments. The Bank uses the same
credit  policies  in  making   commitments  as  it  does  for   on-balance-sheet
instruments.

On June 30, 1996, the Bank had outstanding commitments to fund real estate loans of $3,313,356. Of the commitments outstanding, $2,385,306 are for fixed rate loans at rates of 7.25% to 9.50%. Commitments for adjustable rate loans amount to $928,050 with initial rates of 7.125% to 9.125%. There were outstanding loan commitments of $1,272,901 to sell as of June 30, 1996, with rates approximating original loan rate.

7. Earnings per share for the three and nine months ending June 30, 1996 and 1995, was determined by the weighted average shares outstanding as follows;

                                                                             8
           STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                        Primary Earnings Per Share
                                                 Three months ended          Nine months ended
                                                       June 30                    June 30
                                                 1996         1995           1996         1995
                                              ---------------------------------------------------

Weighted average common shares outstanding    2,085,332     2,281,312     2,085,332     2,281,312
Net effect of dilutive stock options .....       76,518        39,935        70,025        25,833
Average unallocated ESOP shares ..........     (106,276)     (121,211)     (109,711)     (125,275)
Weighted average treasury shares purchased     (145,706)      (47,315)      (84,158)      (15,772)
                                              ---------------------------------------------------
Common Stock Equivalents .................    1,909,868     2,152,721     1,961,488     2,166,098
                                              ---------------------------------------------------
Net Earnings .............................      472,844       464,869     1,335,526     1,239,669
                                              ---------------------------------------------------
Per share amount .........................   $     0.25    $     0.22    $     0.68    $     0.57


                                                       Fully Dilutive Earnings Per Share
                                                 Three months ended          Nine months ended
                                                       June 30                    June 30
                                                 1996          1995          1996          1995
                                              ---------------------------------------------------

Weighted average common shares outstanding    2,085,332     2,281,312     2,085,332     2,281,312
Net effect of dilutive stock options .....       78,537        38,022        78,537        25,341
Average unallocated ESOP shares ..........     (106,276)     (121,211)     (109,711)     (125,275)
Weighted average treasury shares purchased     (145,706)      (47,315)      (84,158)      (15,772)
                                              ---------------------------------------------------
Common Stock Equivalents .................    1,911,887     2,150,808     1,970,003     2,165,606
                                              ---------------------------------------------------
Net Earnings .............................      472,844       464,869     1,335,526     1,239,669
                                              ---------------------------------------------------
Per share amount .........................   $     0.25    $     0.22    $     0.68    $     0.57

Earnings per share have been computed on the treasury stock method in using average market price for the common stock equivalents (options).

Beginning with the fiscal year ending September 30, 1995, the Company accounts for the 136,878 shares acquired by the Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6. In accordance with this statement, shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation.

8. At a April 1996 board meeting, the Directors of the Company declared a .10 per share dividend. The dividend was payable to all stockholders of record as of May 1, 1996.

                                                                             9
                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

           Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended June 30, 1996. The Bank is primarily engaged in the business of accepting deposit accounts from the general public, using such funds to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas and for the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Wichita, Kansas City, and other cities in Kansas and in Albuquerque and Santa Fe, New Mexico. To a lesser extent, the Bank will purchase adjustable rate mortgages loans, to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans and savings deposit loans. The Bank in addition purchases whole loans from other Mortgage Originators.

Changes in financial condition between June 30, 1996 and September 30, 1995:

           Total assets decreased by $8,162,806, or approximately 4.0% between June 30, 1996 and September 30, 1995 from $208,631,862 to $200,469,056. This decrease is largely attributed to a $8,593,651 decrease in securities held to maturity.

Management Strategy:

           Management's strategy has been to maintain profitability. The Bank's lending strategy has historically focused on the origination of traditional, conforming one to four-family mortgage loans with the primary emphasis on single-family residences. The Bank's secondary focus has been on consumer loans, second mortgage loans, home equity loans and savings deposit loans. This focus, and the application of strict underwriting standards, are designed to reduce the risk of loss on the Bank's loan portfolio. However, this lack of diversification in its portfolio structure does increase the Bank's portfolio concentration risk by making the value of the portfolio more susceptible to declines in real estate values in its market area. This has been mitigated in recent years, through the investment in mortgage-backed securities and the continued sales of loans in the secondary market.

           Certain risks are inherent in the sales of loans in the secondary market. There is a risk that the Bank will not be able to sell all the loans that it has originated, or conversely, will be unable to fulfill its commitment to deliver loans pursuant to a firm commitment to sell loans. In addition, in periods of rising interest rates, loans originated by the bank may decline in value. Exposure to market and interest rate risk is significant during the period between the time the interest rate on a customer's mortgage loan application is established and the time the mortgage loan closes, and also during the period between the time the interest rate is established and the time the Bank commits to sell the loan. If interest rates change in an unanticipated fashion, the actual percentage of loans that close may differ from projected percentages. The resultant mismatching of commitments to closed loans and commitments to deliver sold loans may have an adverse effect on the profitability of loan originations.

           A sudden increase in interest rates can cause a higher percentage of loans to close than projected. To the degree that this was not anticipated, the Bank will not have made commitments to sell these loans and may incur significant mark to market losses, adversely affecting results of operations.

           The Bank historically sells 30 year fixed rate mortgages in the secondary market, however the Bank is keeping all 20 year or shorter mortgages with fixed rates above 7.0% for investment and selling all other fixed rate loans.

           Through out the first nine months of fiscal year 1996 rates continued with moderate decline, however toward the end of June 1996, rates begin to edge upward. As a result of the rates at the end of June 1996, the Bank reflected an unrealized loss of $61,884 in loans held for sale. Sustained levels of gain on sale of loans is dependent on continued stable or downward interest rate movement and would likely be adversely affected by a continued rise in interest rates.

           Effective October 1, 1994, the Bank adopted the Financial Accounting Standards Board SFAS Statement No. 115, "accounting for certain investments in debt and equity securities". This statement is not retroactively applied. In conjunction with the adoption of SFAS No. 115, investment securities as of October 1, 1994, are designated as held-to-maturity and available-for-sale. The effect of classifying securities as available-for-sale was to reflect an unrealized gain net of tax effect, as a component of stockholders' equity of $84,001 as of June 30, 1996.

On May 20, 1996, the Board of Directors announced that the Office of Thrift Supervision ("OTS") had authorized the repurchase of up to 5% of outstanding common stock in the open market between May 20, 1996 and March 28, 1997.

Results of operations: comparison between the three and nine months ended June 30, 1996 and 1995:

           Net income for the three-month period ended June 30, 1996 of $472,844 represents an increase of $7,975 or a 1.7% increase from the net income of $464,869 reported for the three-month period ended June 30, 1995.

           Net income for the nine-month period ended June 30, 1996 of $1,335,526 represents an increase of $95,857 or a 7.7% increase over the net income of $1,239,669 reported for the nine-month period ended June 30, 1995. This increase is due to increased net interest income over the same period and gain on sale of available for sale mortgage backed securities.

           Net interest income before provision for losses on loans for the three-month period ended June 30, 1996 increased $153,710 or approximately 11.4% to $1,503,457 as compared with $1,349,747 for the same period ended June 30, 1995. This increase is associated with the increased interest received on the mortgage loan portfolio.

           Net interest income before provision for losses on loans for the nine-month period ended June 30, 1996 increased $226,025 or 5.5% to $4,303,624 as compared with $4,077,599 for the same period ended June 30, 1995. This increase is associated with the increased interest received on the mortgage loans.

           Interest expense for the three-month period ended June 30, 1996 decreased $109,480 or 5.0% to $2,077,989 as compared with $2,187,469 for the same period ended June 30, 1995. This decrease is due to the decreased costs associated with savings rates during the most recent quarter.

           Interest expense for the nine-month period ended June 30, 1996 increased $534,875 or 9.0% to $6,460,722 as compared with $5,925,847 for the same period ended June 30, 1995. This increase is due to the increased costs associated with savings rates primarily during the first two quarters.

           The Bank added $30,000 to the provision for loan losses for the three month period ending June 30, 1996 and $90,000 for the nine month period ending June 30, 1996. These additions are due to increased loan production.

           Non interest income including non operating items for the three-month period ended June 30, 1996 decreased $49,731 or 24.9% to $150,197 as compared with $199,928 for the same period ended June 30, 1995. This decrease primarily was due to a decrease in net gains from available for sale investments of $32,555, and a decrease of $27,735 on net gains from mortgage loan sales during the quarter.

           Non interest income including non operating items for the nine-month period ended June 30, 1996 increased $97,844 or 21.0% to $562,811 as compared with $464,967 for the same period ended June 30,

1995. This increase primarily was due to $135,208 gain on sales of available for sale mortgage backed securities.

           Non interest expenses for the three-month period ended June 30, 1996 increased $38,704 or 4.9% to $835,510 as compared with $796,806 for the same period ended June 30, 1995. This increase is due to the general increases in other operating expenses.

           Non interest expenses for the nine-month period ended June 30, 1996 increased $34,850 or 1.3% to $2,552,109 as compared with $2,517,259 for the same period ended June 30, 1995. This increase is due to the general increases in other operating expenses.

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the OTS regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 5 percent. The Bank's liquidity ratio averaged 7.25% during June 1996. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

In addition to funds provided from operations, the Bank's primary sources of funds are: savings deposits, principal repayments on loans and mortgage-backed securities, and matured or called investment securities. In addition, the Bank may borrow funds from time to time from the Federal Home Loan Bank of Topeka.

Scheduled loan repayments and maturing investment securities are a relatively predictable source of funds. However, savings deposit flows and prepayments on loans and mortgage-backed securities are significantly influenced by changes in market interest rates, economic conditions and competition. The Bank strives to manage the pricing of its deposits to maintain a balanced stream of cash flows commensurate with its loan commitments.

When applicable, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits, some of which may also qualify as liquid investments under current OTS regulations.

As required by the financial institutions reform, recovery and enforcement act of 1989 ("FIRREA"), OTS prescribed three separate standards of capital adequacy. The regulations require financial institutions to have minimum regulatory capital equal to 1.50 percent of tangible assets; minimum core capital equal to
3.00 percent of adjusted tangible assets; and risk-based capital equal to 8.00 percent of risk-based assets.

The Bank's capital requirements and actual capital under the OTS regulations are as follows at June 30, 1996:

                         Amount (Thousands)  Percent of Assets

GAAP Capital ......           $27,834              14.05%

Tangible Capital:

           Actual .            27,834              14.05%
           Required             2,971               1.50%

           Excess .            24,863              12.55%

Core Capital:

           Actual .            27,834              14.05%
           Required             5,943               3.00%

           Excess .            21,891              11.05%

Risk-Based Capital:

           Actual .            28,547              33.50%
           Required             6,817               8.00%

           Excess .           $21,730              25.50%

                                                                            13
                            LANDMARK BANCSHARES, INC.
                           PART II - OTHER INFORMATION

Item 2. - Changes in Securities

           NONE

Item 4. - Submission of Matter to a Vote of Security Holders

           NONE

Item 5. - Other Information

           Due to a disparity in the capitalization of federal deposit insurance funds, effective September 30, 1995 the FDIC lowered the insurance premium for members of the Bank Insurance Fund ("BIF") to a range of between 0.04% and 0.31% of deposits while maintaining the current range of between .023% and 0.31% of deposits for members of the Savings Association Insurance Fund ("SAIF"). Additionally effective January 1996, the total annual insurance premium for most BIF members was lowered to $2,000. These reductions in insurance premiums for BIF members place SAIF members, such as the Bank, at a material competitive disadvantage to BIF members. Proposals under consideration for addressing this disparity include a possible one-time assessment on deposits of approximately 0.85% on SAIF members, sufficient to recapitalize SAIF to a level that would approach that of BIF. While there can be no assurance that this or any other proposal will be effected, a one time assessment could have an adverse impact on the Bank's results of operation. Based on outstanding deposits as of June 30, 1996, a 0.85% assessment would result in expense to the Bank of approximately $1.2 million on a pre-tax basis.

In connection with the consideration of the BIF/SAIF disparity, various bills have been introduced in congress which would call for eventual combination of the insurance funds and would address the tax deductibility of a proposed one-time assessment. Certain bills introduced call for conversion of the thrift charter into a bank charter. The tax impact of elimination of the thrift charter could be significant if it resulted in recapture of existing tax bad debt reserves in excess of those allowed for banks. As of June 30, 1996, tax bad debt reserves for which no deferred or current tax liability has been accrued amounted to approximately $5.6 million.

Item 6(b). - Reports on Form 8-K

           NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









Date: July 31, 1996                    LANDMARK BANCSHARES, INC.



                                       By  /S/ Larry Schugart
                                           LARRY SCHUGART
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

                                       By  /S/ James F. Strovas
                                           JAMES F. STROVAS
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Duly Authorized Representative)