Form 10-K405
period 1996-09-30
LANDMARK BANCSHARES INC
filed 1996-12-30
CIK 915800

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended       September 30, 1996
                          -----------------------------------------------------


                                    - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  ____________________ to ____________________

SEC File Number:  0-23164

                            LANDMARK BANCSHARES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Kansas                                        48-1142260
      ---------------------------------                    -------------------
       (State or other jurisdiction of                       (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

Central and Spruce Streets, Dodge City, Kansas                   67801
------------------------------------------------              -----------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (316) 227-8111
                                                              --------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                              --------------
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
                    ---------------------------------------
                               (Title of Class)

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X     No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Registrant's voting stock trades on the Nasdaq Stock Market under the symbol "LARK". The aggregate market value of the voting stock held by non-affiliates of registrant, based upon the closing price of such stock as of November 29, 1996 ($16.50 per share), was $22.6 million.

      As of December 1, 1996, registrant had 1,847,996 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1.   Parts II and IV -- Portions of registrant's Annual Report to Stockholders.

2. Part III -- Portions of registrant's Proxy Statement for Annual Meeting of Stockholders to be held in January 1997.

                                    PART I

Item 1. Business
----------------

General

      Landmark Bancshares, Inc. ("Registrant" or the "Company") is a unitary savings and loan holding company that was incorporated in November 1993 under the laws of the State of Kansas for the purpose of acquiring all of the issued and outstanding common stock of Landmark Federal Savings Bank (the "Bank"). This acquisition occurred in March 1994 at the time Landmark simultaneously converted from a mutual to stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock (the "Conversion"). As of September 30, 1996, the Company had total assets of $213.7 million, total deposits of $143.8 million, and stockholders' equity of $32.3 million or 15.15% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank.

      The Bank is a federally chartered stock savings bank headquartered in Dodge City, Kansas. The Bank was founded in 1920 with a charter from the state of Kansas under the name of "Dodge City Savings and Loan Association" which later became a federal association under the name of "First Federal Savings and Loan of Dodge City." First Federal Savings and Loan of Dodge City became known as Landmark Federal Savings Association in 1983 when it changed its name at the time it merged with Peoples Savings and Loan Association of Sterling, Kansas. Landmark Federal Savings Association changed its name to Landmark Federal Bank at the time it converted to stock form and was acquired by Registrant in March 1994. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC").

      The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset. At September 30, 1996, the remainder of the assets of the Company were maintained in the form of a loan to the Bank or in the form of common stock of other banks. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

      Registrant is primarily engaged in attracting deposits from the general public and using those funds to originate and sell real estate loans on one-to-four family residences and, to a lesser extent, to originate consumer and construction loans for its portfolio. Registrant also purchases one- to four-family residential loans. Registrant has offices in Garden City, Dodge City, Great Bend, LaCrosse, and Hoisington, Kansas, which are located in its primary market area of Ford, Finney, Barton, and Rush Counties in the State of Kansas. In addition, Registrant invests in mortgage-related securities and investment securities. Registrant offers its customers fixed-rate and adjustable-rate mortgage loans, as well as FHA/VA loans and consumer loans, including home equity and savings account loans. Adjustable-rate mortgage loans and 15-year fixed-rate mortgage loans are originated for retention in Registrant's portfolio while 30-year fixed-rate mortgage loans are sold into the secondary market. All consumer loans are retained in Registrant's portfolio.

      The principal sources of funds for Registrant's lending activities are deposits and the amortization, repayment, and maturity of loans, mortgage-related securities, and investment securities. Principal sources of income are interest and fees on loans, mortgage-related securities, investment securities, and deposits held in other financial institutions. Registrant's principal expense is interest paid on deposits.

Market Area

      The Kansas counties of Ford, Finney, Barton, and Rush, Kansas are Registrant's primary market area. This area was founded on agriculture, which continues to play a major role in the economy. Predominant activities involve the wheat crop and feed lot operations. Dodge City, the location of Registrant's main office is known as the "Cowboy Capital of the World" and maintains a significant tourism industry. In the central part of Kansas, where Registrant has three branch offices, the oil industry is prevalent. In the past several years, the economic conditions in this area have improved significantly over the major downturn in oil drilling activity during the 1980s. The largest employment sector in Registrant's market area is agriculture. The market area of Registrant is largely dependent upon the agricultural, beef packing, and oil and gas industries. The effect of a downturn in either or both of these industries could have a negative impact on the results of operations of Registrant.

Lending Activities

     General. Registrant's loan portfolio consists primarily of adjustable-rate mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans and construction loans. The portfolio also includes commercial real estate loans.

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of Registrant's loan portfolio by type of loan on the dates indicated:



                                    At September 30,
                                   ----------------------------------------------------------------------------------------------
                                         1992                 1993                 1994             1995                1996
                                   ---------------      ---------------       --------------  ---------------     ---------------
                                     $         %          $         %           $        %       $        %          $         %
                                   ------    -----      ------    -----       -----    -----   -----    -----     -------    ----
                                                                  (Dollars in Thousands)

Type of Loan:(1)
-------------------
Real estate loans
  Construction .................. $   221      0.35 %  $    201      0.32 %  $   221    0.31%  $  202     0.20 %  $  1,130     .87 %
  Residential ...................  58,774     93.47      58,439     93.32     64,169   90.06   83,519    84.42     105,195   80.98
  Commercial ....................   1,217      1.94       1,087      1.74      1,300    1.83    1,781     1.80       1,852    1.43
  Second mortgage ...............   1,724      2.74       1,952      3.12      2,916    4.09    5,784     5.85       8,140    6.27
Commercial business .............      35      0.05          90      0.14         74    0.10    1,753     1.77       3,601    2.77
Consumer:
  Savings account ...............     409      0.65         292      0.47        369    0.52      605     0.61         555     .43
  Home improvement ..............      14      0.02           2      0.00          1    0.00       --       --          --      --
  Automobile ....................   1,287      2.05       1,509      2.41      3,118    4.38    5,986     6.05       9,784    7.53
  Other .........................      53      0.08          40      0.06         45    0.06      286     0.29         643     .49
  Gross loans ...................  63,734    101.35      63,612    101.58     72,213  101.35   99,916   100.99     130,900  100.77
Less:
  Unamortized premiums (discounts)
    on loan purchases ...........      --        --         --         --        --       --       69     0.07          47     .04
  Loans in process ..............     (14)    (0.02)        (4)     (0.01)       --       --      (45)   (0.05)         --      --
  Deferred loan origination fees
     and costs ..................    (267)    (0.42)      (272)     (0.43)     (341)   (0.48)    (362)   (0.37)       (304)   (.23)
  Allowance for loan losses .....    (574)    (0.91)      (716)     (1.14)      (619)  (0.87)    (644)   (6.44)       (740)   (.58)
Total loans, net ................ $62,879    100.00 %  $62,620     100.00 %  $71,253  100.00% $98,934   100.00 %  $129,903  100.00 %


-------------------------
(1) Includes loans classified as held for sale.

      Loan Maturity. The following table sets forth the maturity of Registrant's loan portfolio at September 30, 1996. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $13.7 million, $16.3 million, and $28.9 million for the three years ended September 30, 1994, 1995, and 1996, respectively. Adjustable- rate mortgage loans are shown as maturing based on contractual maturities.



                                  1-4 Family     Other
                                 Real Estate   Residential
                                   Mortgage    Commercial   Construction   Consumer     Total
                                 -----------   -----------  ------------   --------     -----
                                                           (In Thousands)

Amounts Due:

Within 1 year ..................     $    32    $     533    $     330    $   2,146    $   3,041
                                    --------      -------    ---------      -------    ---------
After 1 year:

  1 to 3 years .................         243        2,895            6        3,830        6,974
  3 to 5 years .................         848          517           --        8,189        9,554
  5 to 10 years ................       6,515        1,390           --        4,293       12,198
  10 to 20 years ...............      50,909        3,839          247          611       55,606
  Over 20 years ................      42,922            5          547           53       43,527
                                    --------      -------    ---------      -------    ---------
Total due after one year........     101,437        8,646          800       16,976      127,859
                                    --------      -------    ---------      -------    ---------
Total amount due ...............    $101,469     $  9,179    $   1,130    $  19,122    $ 130,900

Less:
Unamortized premium on

  loan purchases ...............          47           --           --           --           47
Allowance for loan loss.........        (532)          --           --           --           --
Loans in process ...............          --           --           --         (208)        (740)
Deferred loan fees .............        (287)          (9)          (8)          --         (304)
                                    --------      -------    ---------      -------    ---------
   Loans receivable, net........    $100,697      $ 9,170    $   1,122      $18,914    $ 129,903
                                    ========      =======    =========      =======    =========


      The following table sets forth the dollar amount of all loans due after September 30, 1997, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                    Floating or
                                   Fixed Rates   Adjustable Rates      Total
                                   -----------   ----------------      -----
                                                  (In Thousands)

         One-to-four family......     $43,519         $57,918        $101,437
         Commercial..............       5,702           2,944           8,646
         Construction............         800              --             800
         Consumer................      16,755             221          16,976
                                       ------             ---          ------
           Total.................     $66,776         $61,083        $127,859
                                       ======          ======         =======


     Residential Loans. Registrant's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in its primary market area. Registrant also originates a small number of residential real estate loans secured by multi-family dwellings.

      Registrant currently offers adjustable-rate mortgages ("ARMs") that adjust every one, three, and five years and have terms from 1 to 30 years, and fixed-rate mortgage loans with terms of 1 to 30 years. The interest rates on ARMs are based on treasury bill rates and the national cost of funds. Registrant considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers. Registrant also has a small network of correspondents from whom Registrant may be referred both fixed- and adjustable-rate real estate mortgage loans. Registrant retains the adjustable-rate loans for its own loan portfolio and sells most of the fixed rate loans into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"). Historically, Registrant has sold its 30-year and 15-year fixed rate loans in the secondary market; however, Registrant has recently begun to hold its 15-year and 20-year fixed rate mortgage loans to maturity. Registrant also offers Federal Housing Administration and Veterans Administration ("FHA/VA") loans. Fixed-rate mortgage loans are generally originated to FHLMC standards. Although Registrant originates adjustable-rate mortgage loans for its own portfolio, they are underwritten to FHLMC standards, so that they are saleable in the secondary market. FHA/VA loans are originated in accordance with FHA/VA guidelines, most of which are sold to various private investors.

      Generally, during periods of rising interest rates, the risk of default on an ARM is considered to be greater than the risk of default on a fixed-rate loan due to the upward adjustment of interest costs to the borrower. To help reduce such risk, Registrant qualifies the loan at the fully indexed accrual rate, as opposed to the original interest rate. ARMs may be made at up to 95% of the loan to value ratio.

Registrant does not originate ARMs with negative amortization.

      Regulations limit the amount which a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. Registrant's lending policies, however, generally limit the maximum loan-to-value ratio to 80% of the appraised value of the property, based on an independent or staff appraisal. When Registrant makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is generally required for at least the amount of the loan in excess of 80% of the appraised value. Registrant generally does not make non-owner occupied one- to four-family loans in excess of 80%.

      The loan-to-value ratio, maturity, and other provisions of the residential real estate loans made by Registrant reflect the policy of making loans generally below the maximum limits permitted under applicable regulations. Registrant requires an independent or staff appraisal, title insurance or an attorney's opinion or with an abstract, flood hazard insurance (if applicable), and fire and casualty insurance on all properties securing real estate loans made by Registrant. Registrant reserves the right to approve the selection of which title insurance companies' policies are acceptable to insure the real estate in the loan transactions.

      While one- to four-family residential real estate loans are normally originated with 15-30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed-interest rate loans in Registrant's loan portfolio contain due-on-sale clauses providing that Registrant may declare the unpaid amount due and payable upon the sale of the property securing the loan. Registrant enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

      Second Mortgage Loans. Registrant makes loans on real estate secured by secondary, or junior, mortgages. Secondary mortgage loans possess somewhat greater risk than primary mortgage loans because the security underlying the second mortgage loan must first be used to satisfy the obligation under the primary mortgage loan. Registrant's lending policies for second mortgage loans secured by one- to four-family residences are similar to those used for residential loans, including the required loan-to-value ratio. Registrant does not currently originate any second mortgage loans outside its primary market area.

      Multi-Family Loans. Registrant also makes fixed-rate and adjustable-rate multi-family loans, including loans on apartment complexes. The largest multi-family real estate loan had a balance of approximately $770,000 at September 30, 1996, on an apartment complex located within its primary market area.

      Multi-family loans generally provide higher origination fees and interest rates, as well as shorter terms to maturity and repricing, than can be obtained from single-family mortgage loans. Multi-family lending, however, entails significant additional risks compared with one- to four-family residential lending. For example, multi-family loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office, retail, and warehouse space.

      Consumer Loans. Registrant views consumer lending as an important component of its business operations because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, Registrant believes that offering consumer loans helps to expand and create stronger ties to its customer base. Consequently, Registrant intends to continue its consumer lending. Regulations permit federally-chartered savings banks to make certain secured and unsecured consumer loans up to 35% of assets. In addition, Registrant has lending authority above the 35% limit for certain consumer loans, such as home improvement, credit card, and education loans, and loans secured by savings accounts.

      Consumer loans consist of personal unsecured loans, home improvement loans, automobile loans, and savings account loans, at fixed rates.

      The underwriting standards employed by Registrant for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Credit worthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

      Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. Registrant adds a general provision to its consumer loan loss allowance, based on general economic conditions, prior loss experience, and management's periodic evaluation.

      Commercial Real Estate Loans. Commercial real estate secured loans are originated in amounts up to 80% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by Registrant. Registrant's commercial real estate loans are permanent loans secured by improved property such as small office buildings, retail stores, small strip plazas, and other non-residential buildings. Registrant originates commercial real estate loans with amortization periods of 1 to 20 years, primarily as adjustable rate mortgages.

      Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. At September 30, 1996, the largest commercial real estate loan had a balance of approximately $347,000 and was performing.

      Construction Loans. Registrant does not actively seek to make construction loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, Registrant may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, Registrant may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

      Commercial Business Loans. Regulations authorize Registrant to make secured or unsecured loans for commercial, corporate, business, and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 10% of Registrant's assets. In addition, another 10% of total assets may be invested in commercial equipment leasing. Registrant has offered limited commercial business loans since the early 1980s, primarily to existing customers. Most of
Registrant's commercial business loans are secured by real estate or other assets.

      It is the policy of Registrant to annually request financial statements from commercial loan borrowers. The financial statements are reviewed as received by management to detect any conditions or trends that may affect the ability of the borrower, including cash flows of the project, to repay the debt.

      Loan Solicitation and Processing. Registrant's sources of mortgage loan applications are referrals from existing or past customers, local realtors, builders, loan correspondents, and walk-in customers and also as the result of advertising. The Association actively solicits local realtors and believes they provide a substantial number of customers that originate loans with Registrant. Registrant also solicits loans from a small network of correspondent lenders in Wichita and Kansas City, Kansas and Albuquerque, New Mexico as well as various communities in central and western Kansas. These correspondents, selected by management, are located in markets Registrant does not otherwise serve.

      The loan approval process is segmented by the type of loan and size of loan. Consumer loans may be approved by certain loan officers within designated limits. One or more signatures of members of senior management may also be required for larger consumer loans. The Board of Directors ratifies all loans that have been approved by officers or committees.

      All commercial real estate loans are submitted to the Board of Directors for approval upon the recommendation of senior management.

      The real estate loan committee consists of various officers. Any two of those individuals may collectively approve one- to four-family residential real estate loans up to $100,000. Loans in amounts greater than $100,000 and up to the current FHLMC maximum loan amount must be approved by no less than three members of the loan committee. Real estate loans over the current FHLMC limit require the approval of the Board of Directors.

      Registrant uses fee appraisers or staff appraisers on all real estate related transactions that are originated in the main office or branch offices of Registrant. It is Registrant's policy to obtain title insurance on all properties securing real estate loans and to obtain fire and casualty insurance on all loans that require security. On occasion, when originating loans, abstracts or attorney opinions may be utilized in lieu of title insurance.

Origination, Purchase, and Sale of Loans

      During the fiscal year ended September 30, 1996, Registrant originated $52.6 million in loans, purchased $17.1 million in loans (all secured by one- to four-family residences), and sold $9.7 million in loans.

      Loan Sales. Registrant generally retains servicing on all loans sold with the exception of fixed rate FHA/VA loans which are sold with servicing released. All such loans were sold without recourse to the Company.

      Loan Commitments. Registrant issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitments generally requires acceptance within 60 days of the date of issuance. For commercial real estate loans or commercial loans in general, the commitment is issued for approximately 60 days and must be closed within 60 days of issuance. Commitments for consumer loans expire 30 days after issuance. At September 30, 1996, Registrant had $2.1 million of commitments to originate mortgage loans.

      Loan Processing and Servicing Fees. In addition to interest earned on loans, the Company recognizes fees and service charges which consist primarily of fees on loans serviced for others and late charges. The Company recognized net loan servicing fees of $179,537, $173,020, and $161,329 for the years ended September 30, 1994, 1995, and 1996, respectively. As of September 30, 1996, loans serviced for others totalled $53.7 million.

      Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations generally limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus calculated as the sum of the Bank's core and supplementary capital included in total capital, plus the balance of the general valuation allowances for loan and lease losses not included in supplementary capital, plus investments in subsidiaries that are not included in calculating core capital, or $500,000, whichever is greater. An additional amount equal to 10% of unimpaired capital and unimpaired surplus may be included if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate). Under this general restriction, the Bank's maximum loan to one borrower ("LTOB") limit at September 30, 1996 was approximately $7.0 million.

     Registrant's largest loan to one borrower is a loan originated in June 1994 having a balance of approximately $770,000 as of September 30, 1996. This loan is secured by an apartment complex. This loan was current at September 30, 1996.

      Loan Delinquencies. Registrant's collection procedures provide that when a mortgage loan is 15 days past due, a computer printed delinquency notice is sent. If payment is still delinquent at the end of that month, within 15 days a telephone call is made to the borrower. If the delinquency continues, subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 60 days or more, the Board of Directors of Registrant generally approves the initiation of foreclosure proceedings unless other repayment arrangements are made. Collection procedures for non-mortgage loans generally begin after a loan is 10 days delinquent.

      Loans are reviewed on a regular basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

      The following table sets forth information regarding non-accrual loans, real estate owned ("REO") and other repossessed assets, and loans that are 90 days or more delinquent but on which Registrant was accruing interest at the dates indicated. At such dates, Registrant had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.



                                                                                  At September 30,
                                                                   ----------------------------------------------
                                                                   1992       1993      1994       1995      1996
                                                                   ----       ----      ----       ----      ----
                                                                                (Dollars in thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured
    by 1-4 dwelling units .....................................   $  231    $   48    $   37      $ 239     $   51
  All other mortgage loans ....................................       --        --        --         --         --
Non-mortgage loans:

  Consumer loans ..............................................       21        30      --             5        76
                                                                  ------    ------    ------    --------    ------
Total .........................................................   $  252    $   78    $   37    $    244    $  127
                                                                  ======    ======    ======    ========    ======

Accruing loans that are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured
    by 1-4 dwelling units .....................................   $  222    $  160       171    $    142    $  146
  All other mortgage loans ....................................       --        --        --          --        44
                                                                  ------    ------    ------    --------    ------
Total .........................................................   $  222    $  160       171    $    142    $  190
                                                                  ======    ======    ------    ========    ======
Total non-accrual and
  90-day past due
  accrual loans ...............................................   $  474    $  238       208    $    386    $  317
                                                                  ======    ======    ======    ========    ======
Real estate owned .............................................   $  818    $  351    $  200    $     66    $   --
                                                                  ======    ======    ======    ========    ======
Total non-performing
  assets ......................................................   $1,292    $  589       408    $    452    $  317
                                                                  ======    ======    ======    ========    ======
Total non-accrual and
  90-day past due accrual
  loans to net loans ..........................................     0.75%     0.38%     0.29%       0.39%     0.24%
                                                                  ======    ======    ======    ========    ======
Total non-accrual and
  90 day past due accrual
  loans to total assets .......................................     0.29%     0.14%     0.11%       0.19%     0.15%
                                                                  ======    ======    ======    ========    ======
Total non-performing
  assets to total assets ......................................     0.80%     0.36%     0.22%       0.22%     0.15%
                                                                  ======    ======    ======    ========    ======


      Interest income that would have been recorded on renegotiated loans and loans accounted for on a non-accrual basis under the original terms of such loans was $13,000 for the year ended September 30, 1996. Amounts foregone and not included in Registrant's interest income for the year ended September 30, 1996 totalled $5,000.

      Classified Assets. Office of Thrift Supervision ("OTS") regulations provide for a classification system for problem assets of insured institutions that covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated special mention by management are assets included on Registrant's internal watchlist because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 1996 that Registrant had a general loss allowance for loans and REO of $740,346.

                                                           At
                                                      September 30,
                                                          1996
                                                      -------------
                                                     (In Thousands)

      Special mention assets....................        $   98
                                                         =====
      Classified assets
        Substandard.............................        $1,101

        Doubtful................................            --
        Loss....................................            --
                                                         -----
            Total...............................        $1,101
                                                         =====


      Real Estate Owned. Real estate owned or acquired by Registrant as a result of foreclosure, judgment, or by a deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at fair value as of the date of foreclosure or transfer less estimated disposal costs. Valuations are periodically performed by management and subsequent charges to general mortgage loan reserves are taken when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell. It is subsequently carried at the lower of the new basis (fair value at foreclosure or transfer) or fair value. Registrant did not hold any REO as of September 30, 1996.

      Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During the years ended September 30, 1994, 1995, and 1996, Registrant charged $(85,000), $9,000, and $135,000, respectively, to the provision for loan losses and $0, $0, and $0, respectively, to the provision for losses on REO or in judgment and other repossessed assets.

      Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

      The amount and percent of loans in each category to total loans for the distribution of Registrant's allowance for losses on loans at the dates indicated is summarized as follows:



                                                             At September 30,
                                   -------------------------------------------------------------------------
                                       1992           1993          1994           1995          1996
                                   ------------   ------------  ------------   ------------  ---------------
                                     $      %       $      %      $      %       $      %      $       %
                                   -----  -----   -----  -----  -----  -----   -----  -----  -----   -------
                                                                (Dollars in Thousands)

Residential real estate.           $471   95.27%  $619  95.25%  $526   93.21%  $521   89.58% $523    87.44%
Commercial real estate..              9    1.91     11   1.71     10    1.80     10    1.78     9     1.42
Commercial business.....             --    0.05     --   0.14     --    0.10     23    1.76    51     2.75
Consumer................             94    2.77     86   2.90     83    4.89     90    6.88   157     8.39
                                   ----  ------   ---- ------   ----  ------   ----  ------  ----   ------
Total...................           $574  100.00%  $716 100.00%  $619  100.00%  $644  100.00% $740   100.00%
                                   ====  ======   ==== ======   ====  ======   ====  ======  ====   ======


          The   following   table  sets  forth   information   with  respect  to
Registrant's allowance for loan losses at the dates indicated:



                                                             At September 30,
                                          ----------------------------------------------------------
                                          1992        1993         1994           1995      1996
                                          ----        ----         ----           ----      ----
                                                           (Dollars in Thousands)

Total loans outstanding .............   $ 62,879     $ 62,620     $ 71,253     $98,934      $129,903
                                        ========     ========     ========     ========     ========
Average loans outstanding ...........     69,964       61,156       64,245      81,236       110,084
                                        ========     ========     ========     ========     ========

Allowance balances
  (at beginning of period) ..........        394          574          716          619          644
Provision (credit):
  Real estate-mortgage ..............        194          190          (83)         (17)          20
  Consumer ..........................         --           (6)          (2)          26          115
                                        --------     --------     --------     --------     --------
                                             194          184          (85)           9          135
                                        --------     --------     --------     --------     --------
Charge-offs:
  Real estate-mortgage ..............        (14)         (83)         (18)          (1)         (19)
  Consumer ..........................         (1)         (17)          (5)          (1)         (20)
                                        --------     --------     --------     --------     --------
                                             (15)        (100)         (23)          (2)         (39)
                                        --------     --------     --------     --------     --------
 Recoveries:
   Real estate-mortgage .............         --           48            9           16         --
   Consumer .........................          1           10            2            2         --
                                        --------     --------     --------     --------     --------
                                               1           58           11           18         --
                                        --------     --------     --------     --------     --------
Net (charge-offs) recoveries ........        (14)         (42)         (12)          16          (39)
                                        ========     ========     ========     ========     ========

Allowance balance
  (at end of period)... .............   $    574     $    716     $    619     $    644     $    740
                                        ========     ========     ========     ========     ========
Allowance for loan losses
  as a percent of total
  loans outstanding .................       0.91%        1.14%        0.87%      0.65 %         0.57%
                                        ========     ========     ========     ========     ========
Net loans charged off as a percent of
  average loans outstanding .........       0.02%        0.07%        0.02%     (0.02)%         0.04%
                                        ========     ========     ========     ========     ========


      The following table sets forth information with respect to Registrant's allowance for losses on real estate owned and in judgment at the dates indicated:

                                           At September 30,
                                ---------------------------------------
                                1992     1993     1994    1995     1996
                                ----     ----     ----    ----     ----
                                        (Dollars in Thousands)

Total real estate owned

  and in judgment, net ......   $ 818    $ 351    $ 200   $  66   $    --
                                =====    =====    =====   =====   =======
Allowance balances -
  beginning .................   $  --    $  31    $  --   $  --   $    --
Provision ...................      31       --                         --
Net charge-offs .............      --      (31)      --      --        --
                                -----    -----    -----   -----   -------
Allowance balances - ending .   $  31    $  --    $  --   $  --   $    --
                                =====    =====    =====   =====   =======
Allowance for losses on
  real estate owned and in
  judgment to net real estate
  owned and in judgment .....    3.79%      --%      --%     --%       --%
                                =====    =====    =====   =====   =======

Interest Bearing Accounts Held at Other Financial Institutions

      As of September 30, 1996, the Company had outstanding checks in excess of bank balances of $143,808 on its interest-bearing deposits in other financial institutions, principally with the Federal Home Loan Bank ("FHLB") of Topeka (including up to $100,000 at the other financial institutions covered by FDIC deposit insurance and held in time deposits). The Company maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Investment Activities

      Registrant is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. Registrant has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in Registrant's loan origination and other activities. As of September 30, 1996, Registrant had an investment portfolio of approximately $33.5 million, consisting primarily of U.S. Government agency obligations, U.S. Treasury securities, investment grade corporate debt securities, municipal obligations, and FHLB stock as permitted by the OTS regulations. The level of investment securities increased significantly as a result of the receipt of proceeds from the initial issuance of common stock during 1994. During the last year, the level of investment securities declined as a result of the increase in loan originations. Registrant has also invested in mortgage-related securities principally in Federal National Mortgage Association ("FNMA") ARMs and FHLMC ARMs, and to a lesser extent, Collateralized Mortgage Obligations ("CMOs"). Registrant anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Topeka. Registrant will continue to seek high quality investments with short to intermediate maturities and duration from one to five years.

Investment Portfolio

      The following table sets forth the carrying value of Registrant's investment securities portfolio, short-term investments, mutual funds, and FHLB stock, at the dates indicated. None of the investment securities held as of September 30, 1996 was issued by an individual issuer in excess of 10% of Registrant's capital, excluding the securities of U.S. Government and U.S. Government Agencies and Corporations. As of September 30, 1996, the market value of Registrant's total investment portfolio was $33.3 million.

                                             At September 30,
                                   -----------------------------------
                                     1994          1995          1996
                                   --------      --------      -------

Investments Held to Maturity:
  U.S. Government Securities..     $ 5,094       $  2,887      $    --
  U.S. Agency Securities......      31,323         29,158       27,169
  Corporate Notes and Bonds...         750            250           --
  Municipal Obligations.......       2,755          2,530        2,230
                                    ------         ------        -----
    Total Investments Held
      to Maturity.............      39,922         34,825       29,399
                                    ------         ------       ------

Investments Available-for-Sale:
  Common Stock................         257            207        2,396
  FHLB Stock..................       1,476          1,476        1,732
  Other Equity Securities.....          10             10           10
                                    ------         ------        -----
    Total Investments Available-
      for-Sale................       1,743          1,693        4,138
                                    ------         ------        -----

    Total Investments.........     $41,665        $36,518      $33,537
                                    ======         ======       ======


      Registrant classifies its investments in accordance with SFAS 115. See the discussion of SFAS 115 under "-- Mortgage-Backed Securities." See Note 2 to Consolidated Financial Statements.

Investment Portfolio Maturities

      The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio as of September 30, 1996.



                                                                   As of September 30, 1996
                              ------------------------------------------------------------------------------------------------------
                               One Year or Less One to Five Years Five to Ten Years More than Ten Years  Total Investment Securities
                              ----------------- ----------------- ----------------- -------------------  ---------------------------
                              Carrying  Average Carrying  Average Carrying  Average Carrying  Average      Carrying  Average  Market
                               Value     Yield   Value     Yield   Value     Yield   Value     Yield        Value     Yield    Value
                              --------  ------- --------  ------- --------  ------- --------  -------      --------  -------  ------
                                                                   (Dollars in Thousands)

Investment Securities:

 U.S. Government Obligations.  $   --      -- %  $   --      -- %   $    --     --   $    --      -- %    $    --       --%  $   --
 U. S. Agency Obligations....   1,500    5.13     5,000    6.04      17,669   7.69     3,000    7.38       27,169     7.21    26,858
 Municipal Obligations.......     600    4.96     1,000    5.33         530   5.16       100    5.90        2,230     5.22     2,255
 Corporate Notes and Bonds...      --      --        --      --          --     --        --      --           --       --        --
                               ------    ----    ------    ----     -------   ----   -------    ----      -------     ----   -------
  Total......................  $2,100    5.08%   $6,000    5.92%    $18,199   7.62%  $ 3,100    7.33%     $29,399     7.06%  $29,113
                               ======    ====    ======    ====     =======   ====   =======    ====      =======     ====   =======

Mortgage-Backed Securities

     To supplement lending activities, Registrant invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings (although Registrant has not used them as such) and, through repayments, as a source of liquidity.

     In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS No. 115 is effective for fiscal years beginning after December 15, 1993 as of the beginning of the fiscal year (i.e., October 1, 1994 for Registrant).

     SFAS No. 115 requires classification of investments into three categories. Debt securities that Registrant has the positive intent and ability to hold to maturity must be reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term must be reported at fair value, with unrealized gains and losses included in earnings. All other debt and equity securities must be considered available for sale and must be reported at fair value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity (net of tax effects).

     Registrant adopted SFAS No. 115 as of October 1, 1994. At September 30, 1996, the mortgage-backed securities portfolio had a fair value of $45.5 million and an amortized cost of $45.9 million. That part of the mortgage-backed securities portfolio classified as held to maturity is recorded at amortized cost. That part of the mortgage-backed securities classified as available for sale is recorded at fair value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity (net of tax effects). As of September 30, 1996, there were no mortgage-backed securities that were classified as available for sale.

     On November 15, 1995, the FASB adopted a special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The guide included, along with other implementation guidance, a transition provision that allowed for a reassessment of the appropriateness of the classifications of all securities and allowed a one time reclassification of securities. Management, in December 1995, transferred $11.3 million of mortgage-backed securities from held-to-maturity classification to available-for-sale classification in accordance with the provisions of the guide. These securities were sold subsequent to the transfer.

     Mortgage-backed securities represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Association. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

     FHLMC is a publicly-owned corporation chartered by the United States Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. FHLMC securities are indirect obligations of the United States Government. FNMA is a private corporation chartered by

Congress with a mandate to establish a secondary market for conventional mortgage loans. FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the United States Government. GNMA is a government agency within the Department of Housing and Urban Development ("HUD") which is intended to help finance government assisted housing programs. GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the United States Government. Because FHLMC, FNMA, and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

     Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate mortgages or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e., fixed rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, and GNMA make up a majority of the pass-through certificates market.

     The collateralized mortgage obligations ("CMOs") (in the form of real estate mortgage investment conduits) held by Registrant at September 30, 1996 totaled $22.3 million and consisted of CMOs issued by FHLMC, FNMA and private issuers. The aggregate book value of CMOs issued by any one private issuer did not exceed 10% of stockholders' equity at September 30, 1996, 1995, and 1994. The portfolio of CMOs held in Registrant's mortgage-backed securities portfolio at September 30, 1996 did not include any residual interests in CMOs. Further, at September 30, 1996, Registrant's mortgage-backed securities portfolio did not include any "stripped" CMOs (i.e., CMOs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest).

     The  following   table  sets  forth  the  carrying  value  of  Registrant's mortgage-backed securities portfolio at the dates indicated.


                                                                             Weighted
                                                                              Average
                                                                              Rate At
                                                                              September
                                   1994            1995            1996       30, 1996
                               -------------  --------------   -------------  --------

Held for Investment:

GNMA ARMs...................      $11,819         $11,989          $    --          --%

FNMA ARMs...................       18,823          19,889           15,516        6.72

FHLMC ARMs..................        7,329           7,025            6,257        6.84

FHLMC Fixed Rate............          698             541              401        8.62

GNMA Fixed Rate.............           --             771              553        8.00

FNMA Fixed Rate.............        1,043             954              813        5.81

CMOs........................       30,758          27,037           22,337        6.13
                                  -------       ---------          -------        ----

   Total Held for Investment       70,470          68,206           45,877        6.46
                                  -------       ---------          -------        ----

Held for Sale...............           --              --               --          --
                                  -------       ---------          -------        ----

Total mortgage-backed securities  $70,470       $  68,206          $45,877        6.46%
                                  -------       ---------          -------        ----


     Mortgage-Backed Securities Maturity. The following table sets forth the contractual maturity of Registrant's mortgage-backed securities portfolio at September 30, 1996. The table does not include scheduled principal payments and estimated prepayments.

                                                           Contractual
                                                          Maturities Due
                                                          --------------
                                                          (In Thousands)

Less than 1 year.........................................     $   144
1 to 3 years.............................................       1,826
3 to 5 years.............................................       1,573
5 to 10 years............................................       5,353
10 to 20 years...........................................       8,357
Over 20 years............................................      28,624
                                                               ------
Total mortgage-backed securities.........................     $45,877
                                                               ======

Sources of Funds

            General. Deposits are the major source of Registrant's funds for lending and other investment purposes. Registrant derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Registrant may also borrow funds from the FHLB of Topeka as a source of funds.

            Deposits. Consumer and commercial deposits are attracted principally from within Registrant's primary market area through the offering of a broad selection of deposit instruments including regular savings, demand and negotiable order of withdrawal ("NOW") accounts, and term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more). Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

            Savings deposits and demand and NOW accounts constituted $24.3 million, or 16.90% of Registrant's deposit portfolio at September 30, 1996. Certificates of deposit constituted $119.5 million or 83.1% of the deposit portfolio, including certificates of deposit with principal amounts of $100,000 or more which constituted $7.0 million or 4.89% of the deposit portfolio at September 30, 1996. As of September 30, 1996, Registrant had no brokered deposits.

            To supplement lending activities in periods of deposit growth and/or declining loan demand, Registrant has increased its investments in residential mortgage-backed securities during recent years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. At September 30, 1996, $7.0 million in mortgage-backed securities were pledged as collateral for public funds.

Jumbo Certificates of Deposit

            The   following   table   indicates   the  amount  of   Registrant's
certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                     September 30,
                                                         1996
                                                    --------------
                                                    (In Thousands)

Maturity Period
---------------
Within three months................................     $ 1,538
Over three through six months......................       2,500
Over six through twelve months.....................       2,285
Over twelve months.................................         709
                                                          -----
    Total..........................................      $7,032
                                                          =====


Borrowings

      Deposits are the primary source of funds of Registrant's lending and investment activities and for its general business purposes. Registrant may obtain advances from the FHLB of Topeka to supplement its supply of lendable funds, and Registrant has utilized this funding source. Advances from the FHLB of Topeka would typically be secured by a pledge of Registrant's stock in the FHLB of Topeka and a portion of Registrant's first mortgage loans and certain other assets. Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1996, Registrant had $33.5 million outstanding from the FHLB of Topeka and no borrowings of any other kind.

Personnel

      As of September 30, 1996 Registrant had 40 full-time and nine part-time employees. None of Registrant's employees are represented by a collective bargaining group.

Competition

      Registrant encounters strong competition both in the attraction of deposits and origination of loans. Competition comes primarily from savings institutions, commercial banks, and credit unions that operate in counties where Registrant's offices are located. Registrant competes for savings accounts by offering depositors competitive interest rates and a high level of personal service. Registrant competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and contractors.

Regulation

      Set forth below is a brief description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

      Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or a somewhat similar test for domestic building and loan associations. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

Regulation of the Bank

      General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

      The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

      The Bank  must  file  reports  with the OTS and the  FDIC  concerning  its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

      Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a savings association has paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The SAIF was substantially underfunded through September 30, 1996. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. By comparison, during the first part of 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

      Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $937,073 pre-tax expense for this assessment at September 30, 1996, and that assessment is payable on November 27, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members are expected to be reduced to approximately .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members are expected to be assessed approximately 0.13% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank is expected to substantially decline.

      Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) a tangible capital requirement of 1.5% of total adjusted assets, (2) a leverage ratio (core capital) requirement of 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8% of total risk-weighted assets. Additional regulatory requirements are discussed in Note 12 to the Consolidated Financial Statements.

      As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 1996:

                                               Percent of
                                                Adjusted
                                   Amount        Assets
                                  --------     ----------
                                   (Dollars in Thousands)

Tangible Capital:
Regulatory requirement..............  $  3,167      1.5%
Regulatory capital..................    28,112     13.3
                                      --------      ----
  Excess............................  $ 24,945     11.8%
                                      ========      ====

Core Capital:
Regulatory requirement..............  $  6,335       3.0%
Regulatory capital..................    28,112      13.3
                                      --------      ----
  Excess............................  $ 21,777      10.3%
                                      ========      ====

Risk-Based Capital:
Regulatory requirement..............  $  7,433       8.0%
Regulatory capital..................    28,852      31.1
                                      --------      ----
  Excess............................  $ 21,419      23.1%
                                      ========      ====

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established pursuant to the Bank's Plan of Conversion.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1996, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

      Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Internal Revenue Code ("Code:). If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. As of September 30, 1996, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1996, the Bank was in compliance with this requirement.

Executive Officers of the Company

      The following individuals were executive officers of the Company as of September 30, 1996:


Name                          Age(1)     Positions Held With Registrant
----                          ------     -------------------------------

Larry Schugart                  57       President and Chief Executive Officer

James F. Strovas                50       Senior Vice President and Chief Financial Officer

Gary L. Watkins                 41       Senior Vice President, Chief Operating Officer,
                                         and Secretary


-------------------------
(1)   At September 30, 1996.

      The following is a description of the principal occupation and employment of the executive officers of Registrant as of September 30, 1996, during at least the past five years.

      Larry Schugart has been with Registrant for more than 33 years. He is also a director of the Federal Home Loan Bank of Topeka where he serves on the Finance and Executive Committees. Mr. Schugart is a member and chair of various committees of the Heartland Community Bankers Association, is a past Chairman of the predecessor of the Heartland Community Bankers Association and serves as a member of the Governmental Affairs Committee of the America's Community Bankers. In addition Mr. Schugart is a member of the Dodge City Area Chamber of Commerce and is a board member of the Dodge City/Ford County Development Corporation.

      James F. Strovas has been employed by Registrant since 1988 and presently serves as Senior Vice President and Chief Financial Officer of Registrant. He is also a board member of the Dodge City Area Chamber of Commerce, the Dodge City Area Community Foundation, the American Heart Association of Ford County, and is a member of the Dodge City Rotary Club.

     Gary L. Watkins has been employed by Registrant since 1985 and is currently a Senior Vice President, Chief Operating Officer, and Secretary of Registrant. He is also a member of the Kiwanis and the Board of Directors of Trinity Association. Mr. Watkins is a past Vice President of the Dodge City Area Chamber of Commerce.

Item 2. Properties
------------------

      Registrant owns its main office and three branch offices and leases one additional branch office. Registrant also leases a parking lot for its main office.

Item 3. Legal Proceedings
-------------------------

      There are various claims and lawsuits in which Registrant is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to Registrant's business.

      In the opinion of management, no material loss is expected from any of the pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

      No matter was submitted to a vote of securities holders during the fourth quarter of the fiscal year.

                                    PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

      The information contained under the section captioned "Stock Price Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Selected Financial Data
---------------------------------

      The information contained in the table captioned "Five-Year Financial Summary" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data
-----------------------------------------------------

      Registrant's financial statements listed under Item 14 are incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

      Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of Registrant
--------------------------------------------------------

      The information contained under the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" in Registrant's definitive proxy statement for Registrant's Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

      Additional information concerning executive officers is included under "Part I - Executive Officers of the Company."

Item 11.  Executive Compensation
--------------------------------

      The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" and to the first table under "Proposal 1 -- Election of Directors" in the Proxy Statement.

      (c) Management of Registrant knows of no arrangements, including any pledge by any person of securities of Registrant, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

      (a)   The following documents are filed as a part of this report:

            1. The following financial statements and the report of independent accountants of Registrant included in Registrant's Annual Report to Stockholders are incorporated herein by reference and also in Item 8 hereof.

     Independent Auditor's Report.

     Consolidated Statements of Financial Condition as of September 30, 1995 and 1996.

     Consolidated Statements of Operations for the Years Ended September 30, 1994, 1995, and 1996.

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1994, 1995, and 1996.

     Consolidated Statements of Cash Flows for the Years Ended September 30, 1994, 1995 and 1996.

     Notes to Consolidated Financial Statements.

            2. Except for Exhibits 11 and 27 below, Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

          3. The following exhibits are included in this Report or incorporated herein by reference:

          (a) List of Exhibits:

          3(i) Articles of Incorporation of Landmark Bancshares, Inc.*

          3(ii) Bylaws of Landmark Bancshares, Inc.*

          10.1 1994 Stock Option Plan of Landmark Bancshares, Inc.**

          10.2 Management Stock Bonus Plan and Trust Agreements**

          10.3 Employment Agreement with Larry Schugart***

          10.4 Stock Option Agreement with Richard Ball

          11 Statement Regarding Computation of Earnings per Share

          13 Annual Report to Stockholders for the fiscal year ended September 30, 1996

          21 Subsidiaries of Registrant***

          23 Consent of Regier Carr & Monroe, L.L.P.

          27 Financial Data Schedule

---------------------

* Incorporated by reference to the registration statement on Form S-1 (File No. 33-72562) declared effective by the SEC on February 9, 1994.

** Incorporated by reference to the proxy statement for a special meeting of stockholders held on June 22, 1994 and filed with the SEC on May 24, 1994 (File No. 0-23164).

*** Incorporated by reference to the Annual Securities Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-23164), filed with the SEC.

          (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of December 26, 1996 on its behalf by the undersigned, thereunto duly authorized.

                                          Landmark Bancshares, Inc.
                                      By: /s/ Larry Schugart
                                          ---------------------------
                                          Larry Schugart
                                          President and Chief
                                          Executive Officer
                                          (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 26, 1996.

/s/ James F. Strovas                      /s/ Larry Schugart
--------------------------------          -----------------------------------
James F. Strovas                          Larry Schugart
Senior Vice President and Chief           President, Chief Executive Officer,
Financial Officer                          and Director
(Principal Financial and Accounting       (Principal Executive Officer)
 Officer)


/s/ Gary L. Watkins                        /s/ Richard A. Ball
--------------------------------           ----------------------------------
Gary L. Watkins                            Richard A. Ball
Senior Vice President, Chief Operating     Director
Officer, and Secretary


/s/ David H. Snapp                         /s/ C. Duane Ross
--------------------------------           ----------------------------------
David H. Snapp                             C. Duane Ross
Director                                   Director


/s/ Jim W. Lewis
--------------------------------
Jim W. Lewis
Director