Form 10QSB
period 1996-12-31
LANDMARK BANCSHARES INC
filed 1997-02-13
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 for the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from                 to
                                               ---------------    --------------

                         Commission File Number 0-23164


                            LANDMARK BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


            Kansas                                    48-1142260
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

                                   Yes [X]       No


The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1996:


      $.10 par value common stock                     1,835,996 shares
            (Class)                                     (Outstanding)


Transitional Small Business Disclosure Format:

                                     Yes         No  [X]

                            LANDMARK BANCSHARES, INC.

                                      INDEX

                                                                     Page Number

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Statements of Financial Condition as of
            December 31, 1996 (unaudited) and September 30, 1996             1

            Statements of Income for the Three
            Months Ended December 31, 1996 and 1995 (unaudited)              2

            Statements of Cash Flows for the Three Months Ended
            December 31, 1996 and 1995 (unaudited)                       3 - 4

            Notes to Financial Statements                                5 - 8

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9 - 11

PART II - OTHER INFORMATION

  Item 2.   Changes in Securities                                           12

  Item 5.   Other Information                                               12

  Item 6(b).Reports on Form 8-K                                             12

SIGNATURES                                                                  13

           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Financial Condition

                                                     December 31, 1996  September 30, 1996
                                                         (Unaudited)
                                                       -----------------------------------
                  ASSETS

 Cash and cash equivalents:
      Interest bearing                                  $  2,865,893      $      3,063
      Non-interest bearing                                   601,892           470,647
Time deposits in other financial institutions                199,379           479,949
Securities held to maturity                               27,105,733        29,398,520
Securities available for sale                              4,620,176         4,137,637
Mortgage-backed securities held to maturity               43,864,533        45,877,120
Loans receivable, net                                    138,679,467       128,013,228
Loans held for sale                                          407,294         1,890,007
Accrued income receivable                                  1,534,861         1,518,640
Real estate owned or in judgment and other
      repossessed property, net                              102,748                 0
Office properties and equipment, at cost less
      accumulated depreciation                               954,889           949,786
Prepaid expenses and other assets                          1,041,354           973,383
Income taxes receivable - current                                  0            21,710
                                                       -------------------------------
                                    TOTAL ASSETS        $221,978,219      $213,733,690
                                                       -------------------------------

        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Deposits                                           142,574,337       143,814,910
      Outstanding checks in excess of bank balance                 0           143,808
      Other Borrowed Money                                43,266,668        33,466,668
      Advances from borrowers for taxes and
            insurance                                        660,076         1,673,142
      Accrued expenses and other Liabilities               2,275,329         2,193,296
      Deferred income taxes                                   48,485                 0
      Income taxes
            Current                                          444,191            52,691
                                                       -------------------------------
                                    TOTAL LIABILITIES   $189,269,086      $181,344,515
                                                       -------------------------------

Stockholders' Equity
      Common Stock                                           228,131           228,131
         $.10 par value; 10,000,000 shares authorized;
         2,281,312 shares issued December 31, 1996
      Additional Paid-in Capital                          21,944,175        21,944,175
      Treasury Stock; 445,316 shares and 428,316
        shares at December 31, 1996 and
        September 30, 1996 of common stock at cost        (6,325,956)       (6,027,206)
      Retained income (substantially restricted)          17,945,376        17,468,325
      Employee Stock Ownership Plan                         (994,695)         (994,695)
      Management Stock Bonus Plan                           (434,351)         (482,612)
      Unrealized Gain on Available for Sale Securities,
        Net of Deferred Tax                                  346,453           253,057
                                                       -------------------------------
            Total Stockholders' Equity                    32,709,133        32,389,175
                                                       -------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 221,978,219     $ 213,733,690
                                                       -------------------------------


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                        Consolidated Statements of Income

                                                        Three Months Ended December 31
                                                             1995               1996
                                                         (unaudited)         (unaudited)
                                                          -----------------------------
INTEREST INCOME
      Interest on loans                                   2,112,201           2,750,847
      Interest and dividends on investment securities       507,579             543,587
      Interest on mortgage-backed securities              1,083,975             735,335
                                                          -----------------------------
            Total interest income                         3,703,755           4,029,769

INTEREST EXPENSE
      Deposits                                            1,925,731           1,815,263
      Borrowed funds                                        356,608             517,137
                                                          -----------------------------
            Total interest expense                        2,282,339           2,332,400

            Net interest income                           1,421,416           1,697,369

PROVISION FOR LOSSES ON LOANS                                30,000              45,000
                                                          -----------------------------
      Net interest income after provision for losses      1,391,416           1,652,369

NON-INTEREST INCOME
      Service charges and late fees                          48,465              60,344
      Net gain (loss) on available for sale investments           0             108,692
      Net gain (loss) on sale of loans                       52,365              59,439
      Service fees on loans sold                             41,548              40,357
      Other income                                           25,916              34,402
                                                          -----------------------------
                                                            168,294             303,234

NON-INTEREST EXPENSE
      Compensation and related expenses                     493,530             497,434
      Occupancy expense                                      42,047              40,957
      Advertising                                            15,814              14,449
      Federal insurance premium                              97,425              99,666
      Loss (gain) from real estate operations                 2,327                 306
      Data processing                                        42,757              43,488
      Other expense                                         154,592             175,399
                                                          -----------------------------
                                                            848,492             871,699

            Income before income taxes                      711,218           1,083,904

INCOME TAXES EXPENSES                                       281,500             431,500
                                                          -----------------------------
            Net income                                      429,718             652,404
                                                          -----------------------------


Primary earnings per share                                $    0.21           $    0.35

Fully diluted earnings per share                          $    0.21           $    0.35

Dividends per share                                       $    0.10           $    0.10


                                                                             3
            LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows

                                                                                Three Months Ended  December 31
                                                                                    1995               1996
                                                                                 (unaudited)        (unaudited)
                                                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $    429,719        $    652,404
     Adjustments  to  reconcile  net income to
     net cash  provided  by  operating activities:
          Depreciation                                                                29,711              28,260
          Decrease (increase) in accrued interest receivable                         347,325             (16,223)
          Increase (decrease) in outstanding checks in excess of bank balance       (651,052)           (143,808)
          Increase (decrease) in accrued and deferred income taxes                   328,624             461,695
          Increase (decrease) in accounts payable and accrued expenses               302,235              82,033
          Amortization of premiums and discounts on investments and loans            (50,912)                528
          Provision for losses on loans and investments                               30,000              45,000
          Gain/loss on available for sale securities                                       0            (108,692)
          Other non-cash items, net                                                  177,589             (33,734)
          Sale of loans held for sale                                              2,187,052           7,431,144
          Gain on sale of loans held for sale                                        (52,365)            (59,439)
          Origination of loans held for sale                                      (2,424,486)         (6,954,041)
          Purchase of loans held for sale                                           (201,800)           (635,950)
                                                                                --------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $    451,640        $    749,175
                                                                                --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Loan originations and principal payment on loans held for investment         (2,561,779)          3,677,235
     Principal repayments on mortgage-backed securities                            2,877,464           2,003,025
     Loans purchased for investment                                               (1,959,625)        (12,785,479)
     Acquisition of investment securities held to maturity                                 0          (1,000,000)
     Acquisition of investment securities available for sale                        (697,343)           (670,705)
     Proceeds from sale of investment securities available for sale                        0             351,758
     Proceeds from maturities or calls of investment securities                   12,062,135           3,300,000
     Net (increase) decrease in time deposits                                        184,931             285,000
     Sale of real estate acquired in settlement of loans                              18,394                   0
     Acquisition of fixed assets                                                     (20,555)            (33,363)
     Other investing activity                                                         (1,481)                  0
                                                                                --------------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                   9,902,141          (4,872,529)
                                                                                --------------------------------


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                       Three Months Ended  December 31
                                                                           1995                1996
                                                                        (unaudited)        (unaudited)
                                                                       -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                $ (3,227,479)     $ (1,240,573)
     Net increase (decrease) in escrow accounts                           (1,052,988)       (1,013,066)
     Proceeds from FHLB advance and other borrowings                       9,900,000        31,000,000
     Repayment of FHLB advance and other borrowings                      (15,400,000)      (21,200,000)
     Acquisition of Treasury Stock                                          (463,780)         (298,750)
     Other Financing Activities                                               48,261            45,170
     Dividend Payment                                                       (197,217)         (175,352)
                                                                       -------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         (10,393,203)        7,117,429
                                                                       -------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                  (39,422)        2,994,075

BEGINNING CASH AND CASH EQUIVALENTS                                          462,021           473,710
                                                                       -------------------------------
ENDING CASH AND CASH EQUIVALENTS                                             422,599         3,467,785
                                                                       -------------------------------

SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for:
         Interest on deposits, advances, and other borrowings              2,347,111         2,359,117
         Income taxes                                                        (61,624)          431,500

     Transfers from loans to real estate acquired through foreclosure         27,205                 0
     Transfer of mortgage-backed securities from held to maturity to
      available for sale                                                  11,504,406                 0

                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

                          LANDMARK FEDERAL SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements were prepared in accordance with the instructions for form 10-QSB and , accordingly, do not include all information and disclosures necessary to present financial condition, results of operations and cash flows of Landmark Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Landmark Federal Savings Bank (the "Bank") in conformity with generally accepted accounting principles. However, all normal recurring adjustments have been made which, in the opinion of management, are necessary for the fair presentation of the financial statements.

The results of operation for the three months ending December 31, 1996, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1997.

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

3.    INVESTMENTS AND MORTGAGE - BACKED SECURITIES

      A summary of the Bank's carrying value of investment and mortgage - backed securities as of December 31, 1996 and September 30, 1996, is as follows:

Investment Securities                       December 31, 1996 September 30, 1996
                                            ------------------------------------

Held to maturity:
      Government Agency Securities               $ 24,975,733    $ 27,168,520
      Municipal Obligations                         2,130,000       2,230,000
                                                 -------------------------------
                                                 $ 27,105,733    $ 29,398,520


Available for sale:
      Common Stock                                  2,416,576       2,396,237
      Stock in Federal Home Loan Bank               2,193,600       1,731,400
      Other                                            10,000          10,000
                                                 -------------------------------
                                                 $  4,620,176    $  4,137,637

Mortgage - Backed Securities held to maturity:
      FNMA - Arms                                  14,880,213      15,425,620
      FHLMC -Arms                                   5,902,794       6,215,951
      FHLMC -Fixed Rate                               313,569         399,854
      CMO Government Agency                        16,091,991      16,659,609
      CMO Private Issue                             5,274,013       5,636,850
      FNMA - Fixed Rate                               824,946         876,016
      GNMA - Fixed Rate                               474,996         551,646

      Unamortized Premiums                            238,160         268,015

      Unearned Discounts                             (136,149)       (156,441)
                                                 -------------------------------
                                                 $ 43,864,533    $ 45,877,120

4.    LOAN RECEIVABLE, NET

      A summary of the Bank's loans receivable at December 31, 1996 and September 30, 1996, is as follows:

                                            December 31, 1996 September 30, 1996
                                            ------------------------------------
Mortgage Loans Secured by
      One to Four Family Residences            108,969,719       99,579,583
      Secured by Other Properties                3,676,285        3,726,333
      Construction Loans                           981,853        1,129,915
      Other                                      1,796,331        1,852,243
                                             -----------------------------------
                                               115,424,188      106,288,074
Plus (Less):
      Unamortized Premium on Loan Purchase          38,159           46,617
      Unearned Discount and Loan Fees             (373,487)        (304,237)
      Undisbursed Loan Proceeds                      1,227                0
      Allowance for Loan Losses                   (541,497)        (531,749)
                                             -----------------------------------
      Total Mortgage Loans                     114,548,590      105,498,705
                                             -----------------------------------
Consumer and Other Loans:
      Automobile                                10,578,792        9,783,677
      Commercial                                 3,636,744        3,600,888
      Loans on Deposits                            545,797          554,550
      Home Equity and Second Mortgage            8,731,588        8,139,668
      Mobile Home                                   45,359           27,791
      Other                                        831,194          616,546
                                             -----------------------------------
                                                24,369,474       22,723,120

Less:

      Allowance for Loan Losses                   (238,597)        (208,597)
                                             -----------------------------------
      Total Consumer and Other Loans            24,130,877       22,514,523
                                             -----------------------------------
Net Loans Receivable                         $ 138,679,467    $ 128,013,228

A summary of the Bank's allowance for loan losses for the 3 months ended December 31, 1996 and 1995, are as follows:

                                            Three Months Ended
                                                  December 31
                                                1995        1996
                                            ----------------------

      Balance Beginning                     $ 643,547    $ 740,346
      Provisions Charged to Operations         30,000       45,000
      Loans Charged Off Net of Recoveries     (11,458)      (5,251)
                                            ----------------------
Balance Ending                              $ 662,089    $ 780,095

There has been no significant change in the level of non performing loans from September 30, 1996 to December 31, 1996.

5.    REAL ESTATE OWNED OR IN JUDGMENT

      Real Estate owned or in judgment, including in-substance foreclosures and other repossessed property:

                                    December 31, 1996      September 30, 1996
                                    -----------------------------------------

Real Estate Acquired by Foreclosure   $      0                $      0
Real Estate Loans in Judgment and
   Subject to Redemption                 4,260                       0
Loans accounted for as In-Substance
   Foreclosures                         96,521                       0
Other Repossessed Assets                 1,967                       0
                                    ------------------------------------------
                                      $102,748                $      0

6.    FINANCIAL INSTRUMENTS

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

At December 31, 1996, the Bank had outstanding commitments to fund real estate loans of $1,581,360. Of the commitments outstanding, $680,400 are for fixed rate loans at rates of 7.5% to 8.5%. Commitments for adjustable rate loans amount to $900,960 with initial rates of 6.5% to 8.5%. Outstanding loan commitments to sell as of December 31, 1996 were $58,038.

7.    EARNINGS PER SHARE

      Earnings per share for the three months ending December 31, 1996, was determined by the weighted average shares outstanding as follows:

      STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                            Primary Earnings Per Share
                                                 Three months ended
                                                     December 31
                                                  1995          1996
                                              ------------------------

Weighted average common shares outstanding,
      Net of Treasury shares                   2,069,672     1,850,126
Net effect of dilutive stock options              63,106        92,080
Average unallocated ESOP shares                 (113,120)      (99,432)
                                              ------------------------
Common Stock Equivalents                       2,019,658     1,842,774
                                              ------------------------

Net Earnings                                     429,719       652,404
                                              ------------------------
Per share amount                              $     0.21    $     0.35



                                         Fully Dilutive Earnings Per Share
                                                Three months ended
                                                    December 31
                                                  1995        1996
                                              ------------------------

Weighted average common shares outstanding,
      Net of Treasury shares                   2,069,672     1,850,126
Net effect of dilutive stock options              62,218       101,392
Average unallocated ESOP shares                 (113,120)      (99,432)
                                              ------------------------
Common Stock Equivalents                       2,018,770     1,852,086
                                              ------------------------

Net Earnings                                     429,719       652,404
                                              ------------------------

Per share amount                              $     0.21    $     0.35

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

8.    DIVIDENDS

      At a October 1996 board meeting, the Directors of the Company declared a $0.10 per share dividend. The dividend was payable to all stockholders of record as of November 1, 1996.

                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

      Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended December 31, 1996. The Bank is primarily engaged in the business of accepting deposit accounts from the general public, using such funds to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas and for the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Wichita, Kansas City, and other cities in Kansas and in Albuquerque and Santa Fe, New Mexico. To a lesser extent, the Bank will purchase adjustable rate mortgages loans, to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans and savings deposit loans.

Changes in financial condition between December 31, 1996 and September 30, 1996:

      Total assets increased by $8,244,529, or approximately 3.85% between September 30, 1996 and December 31, 1996. This increase is largely attributed to a $10,666,239 increase in loan receivables.

Management Strategy:

      Management's strategy has been to maintain profitability and increase capital. The Bank's lending strategy has historically focused on the origination of traditional, conforming one to four-family mortgage loans with the primary emphasis on single-family residences. The Bank's secondary focus has been on consumer loans, second mortgage loans, home equity loans and savings deposit loans. This focus, and the application of strict underwriting standards, are designed to reduce the risk of loss on the Bank's loan portfolio. However, this lack of diversification in its portfolio structure does increase the Bank's portfolio concentration risk by making the value of the portfolio more susceptible to declines in real estate values in its market area. This has been mitigated in recent years, through the increased acquisition of mortgage-backed securities and the increased level of sales of loans in the secondary market.

      Certain risks are inherent in the increase level of sales of loans in the secondary market. There is a risk that the Bank will not be able to sell all the loans that it has originated, or conversely, will be unable to fulfill its commitment to deliver loans pursuant to a firm commitment to sell loans. In addition, in periods of rising interest rates, loans originated by the bank may decline in value. Exposure to market and interest rate risk is significant during the period between the time the interest rate on a customer's mortgage loan application is established and the time the mortgage loan closes, and also during the period between the time the interest rate is established and the time the Bank commits to sell the loan. If interest rates change in an unanticipated fashion, the actual percentage of loans that close may differ from projected percentages. The resultant mismatching of commitments to closed loans and commitments to deliver sold loans may have an adverse effect on the profitability of loan originations.

      A sudden increase in interest rates can cause a higher percentage of loans to close than projected. To the degree that this was not anticipated, the Bank will not have made commitments to sell these loans and may incur significant mark to market losses, adversely affecting results of operations.

      The Bank historically sold 30 year fixed rate mortgages in the secondary market, however the Bank is keeping all 15 year or shorter mortgages with fixed rates at or above 7.0% for investment and selling all other fixed rate loans.

      During fiscal 1994 market interest rates increased and through fiscal 1996 remained higher than those experienced by the Bank during the declining interest rate environment experienced between 1991 and 1993. As a result of lower volumes and reduced margins on loans sold, the Bank realized reduced net profits from the sale of loans. Recent downward interest rate movements have resulted in increased mortgage lending activity and an increase in the gain on sale of loans for the quarter ended December, 1996. Sustained levels of gain on sale of loans is dependent on continued stable or downward interest rate movement and would likely be adversely affected by a rise in interest rates.

      Effective October 1, 1994, the Bank adopted the Financial Accounting Standards Board SFAS Statement No. 115, "accounting for certain investments in debt and equity securities". This statement is not retroactively applied. In conjunction with the adoption of SFAS No. 115, investment securities as of October 1, 1994, are designated as held-to-maturity and available-for-sale. The effect of classifying securities as available-for-sale was to reflect an unrealized gain net of tax effect, as a component of stockholders' equity of $346,453 as of December 31, 1996.

Results of operations: comparison between the three months ended December 31, 1996 and 1995:

      Net income for the three-month period ended December 31, 1996 of $652,404 represents an increase of $222,686 from the net income reported for the three-month period ended December 31, 1995. The increase was primarily due to an increase of $326,014 on interest income from increased volume on loans and a $108,692 gain on sale of investments.

      Net interest income after provision for losses on loans for the three-month period ended December 31, 1996 increased $260,953 or approximately 18.75% to $1,652,369 as compared with $1,391,417 for the same period ended December 31, 1995. This increase is associated with the increased interest received on the mortgage loan portfolio. Provision for loan loss has been increased primarily due to increased consumer lending. This net interest income increase is a result of an increase in the volume of net invested loans.

      Non interest income for the three-month period ended December 31, 1996 increased $134,940 or 80.18% to $303,234 as compared with $168,294 for the same period ended December 31, 1995. This increase was due to the increase of $108,652 on net gains from sale of investments.

      Other expenses for the three-month period ended December 31, 1996 increased $23,207 or 0.03% to $871,699 as compared with $848,492 for the same period ended December 31, 1995. This increase is due to other expenses increasing $20,807 for the same quarter ending December 31, 1996. Income taxes increased due to an increase in pre tax income.

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 5 percent. The Bank's liquidity ratio averaged 4.96% during December 1996. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

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

The Bank's capital requirements and actual capital under the OTS regulations are as follows at December 31, 1996:

                           Amount (Thousands)      Percent of Assets

GAAP Capital                    $26,239                11.97%

Tangible Capital:
      Actual                     26,239                11.97%
      Required                    3,288                 1.50%

      Excess                     22,951                10.47%

Core Capital:
      Actual                     26,239                11.97%
      Required                    6,576                 3.00%

      Excess                     19,663                 8.97%

Risk-Based Capital:
      Actual                     27,020                27.49%
      Required                    7,864                 8.00%

      Excess                    $19,156                19.49%

                            LANDMARK BANCSHARES, INC.
                           PART II - OTHER INFORMATION

Item 2. - Changes in Securities

      NONE

Item 5. - Other Information

Item 6(b). - Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date February 4, 1997               LANDMARK BANCSHARES, INC.
     ----------------
                                    By   /S/Larry Schugart
                                         -----------------
                                         LARRY SCHUGART
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

                                    By    /S/James F. Strovas
                                          -------------------
                                          JAMES F. STROVAS
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Representative)