Form 10QSB
period 1997-03-31
LANDMARK BANCSHARES INC
filed 1997-05-13
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    for the quarterly period ended March 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934  For  the  transition  period  from           to
                                                      ----------   -----------

                         Commission File Number 0-23164

                            LANDMARK BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               Kansas                                     48-1142260
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


                                   Yes [X] No

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997:

      $.10 par value common stock                         1,807,996 shares
               (Class)                                      (Outstanding)


Transitional Small Business Disclosure Format:

                                                   Yes  [  ]  No  [X]

                            LANDMARK BANCSHARES, INC.

                                      INDEX

                                                                                                   Page Number

PART I. FINANCIAL INFORMATION

        Item 1.Financial Statements

               Statements of Financial Condition as of
               March 31, 1997 (unaudited) and September 30, 1996                                         1

               Statements of Income for the Three and Six
               Months Ended March 31, 1997 and 1996 (unaudited)                                          2

               Statements of Cash Flows for the Six Months Ended
               March 31, 1997 and 1996 (unaudited)                                                       3 - 4

               Notes to Financial Statements                                                             5 - 8

        Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                             9 - 12

PART II - OTHER INFORMATION

        Item 2.Changes in Securities                                                                     13

        Item 4.Submission of Matter to a Vote of Security Holders                                        13

        Item 5.Other Information                                                                         13

        Item 6(b).    Reports on Form 8-K                                                                13

SIGNATURES                                                                                               14


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Financial Condition

                                                                         March 31, 1997  September 30, 1996
                                                                           (Unaudited)
                                                                         -----------------------------------
                                     ASSETS
Cash and cash equivalents:
        Interest bearing                                                  $           0    $       3,063
        Non-interest bearing                                                    669,371          470,647
Time deposits in other financial institutions                                   199,472          479,949
Securities held to maturity                                                  27,619,482       29,398,520
Securities available for sale                                                 4,928,022        4,137,637
Mortgage-backed securities held to maturity                                  41,665,753       45,877,120
Loans receivable, net                                                       144,340,088      128,013,228
Loans held for sale                                                             655,926        1,890,007
Accrued income receivable                                                     1,557,730        1,518,640
Real estate owned or in judgment and other
        repossessed property, net                                               215,313                0
Office properties and equipment, at cost less
        accumulated depreciation                                                943,672          949,786
Prepaid expenses and other assets                                             1,004,504          973,383
Income taxes receivable - deferred                                                    0           21,710

                                            TOTAL ASSETS                  $ 223,799,333    $ 213,733,690
                                                                          ------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Deposits                                                            149,397,743      143,814,910
        Outstanding checks in excess of bank balance                             70,664          143,808
        Other Borrowed Money                                                 38,633,335       33,466,668
        Advances from borrowers for taxes and
               insurance                                                        995,827        1,673,142
        Accrued expenses and other Liabilities                                1,471,261        2,193,296
        Deferred income taxes                                                   113,558                0
        Income taxes
               Current                                                          367,059           52,691
                                                                          ------------------------------
                                            TOTAL LIABILITIES             $ 191,049,447    $ 181,344,515
                                                                          ------------------------------
Stockholders' Equity
        Preferred stock, no par value; 5,000,000 shares
          authorized; no shares outstanding
        Common Stock                                                            228,131          228,131
           $.10 par value; 10,000,000 shares authorized;
           2,281,312 shares issued
        Additional Paid-in Capital                                           21,944,175       21,944,175
        Treasury Stock; 473,316 and 428,316 shares of common stock
          on March 31, 1997 and September 30, 1996 repectively, at cost      (6,839,018)      (6,027,206)
        Retained income (substantially restricted)                           18,355,170       17,468,325
        Employee Stock Ownership Plan                                          (994,695)        (994,695)
        Management Stock Bonus Plan                                            (386,090)        (482,612)
        Unrealized gain available on for sale securities, net of
               deferred tax                                                     442,213          253,057
                                                                          ------------------------------
               Total Stockholders' Equity                                    32,749,886       32,389,175
                                                                          ------------------------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 223,799,333    $ 213,733,690
                                                                          ------------------------------

           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                        Consolidated Statements of Income


                                                             Three Months Ended March 31  Six Months Ended March 31
                                                                  1996          1997         1996         1997
                                                                     (unaudited)                (unaudited)
                                                             -------------------------------------------------------
INTEREST INCOME
           Interest on loans                                    2,137,829     2,853,594    4,250,030    5,604,442
           Interest and dividends on investment securities        434,236       541,311      941,814    1,084,898
           Interest on mortgage-backed securities                 907,084       692,989    1,991,060    1,428,324
                                                             -------------------------------------------------------
                     Total interest income                      3,479,149     4,087,894    7,182,904    8,117,664

INTEREST EXPENSE
           Deposits                                             1,847,113     1,796,919    3,772,843    3,612,181
           Borrowed funds                                         253,281       575,658      609,891    1,092,796
                                                             -------------------------------------------------------
                     Total interest expense                     2,100,394     2,372,577    4,382,734    4,704,977

                     Net interest income                        1,378,755     1,715,317    2,800,170    3,412,687

PROVISION FOR LOSSES ON LOANS                                      30,000        55,000       60,000      100,000
                                                             -------------------------------------------------------
           Net interest income after provision for losses       1,348,755     1,660,317    2,740,170    3,312,687

NON-INTEREST INCOME
           Service charges and late fees                           49,278        63,410       97,745      123,753
           Net gain (loss) on available for sale investments        7,500        64,223        7,500      172,916
           Net gain (loss) on sale of loans                        (9,142)        5,224       43,224       64,663
           Net gain on sale of available for sale
                     mortgage-backed securities                   135,208             0      135,208            0
           Service fees on loans sold                              40,828        40,692       82,376       81,049
           Other income                                            20,645        33,104       46,561       67,502
                                                             -------------------------------------------------------
                                                                  244,317       206,653      412,614      509,883
NON-INTEREST EXPENSE

           Compensation and related expenses                      453,566       514,347      947,096    1,011,779
           Occupancy expense                                       41,637        41,695       83,683       82,652
           Advertising                                             21,820        17,499       37,634       31,947
           Federal insurance premium                               99,246        20,148      196,672      119,814
           Loss (gain) from real estate operations                    986           683        3,314          989
           Data processing                                         55,568        52,327       98,325       95,815
           Other expense                                          195,283       240,824      349,875      416,224
                                                             -------------------------------------------------------
                                                                  868,106       887,523    1,716,599    1,759,220

                     Income before income taxes                   724,966       979,447    1,436,185    2,063,350

INCOME TAXES EXPENSES                                             292,000       398,300      573,500      829,800
                                                             -------------------------------------------------------
                     Net income                                   432,966       581,147      862,685    1,233,550
                                                             -------------------------------------------------------

Primary earnings per share                                     $     0.22    $     0.32   $     0.43   $     0.67

Fully diluted earnings per share                               $     0.22    $     0.32   $     0.43   $     0.67

Dividends per share                                            $     0.10    $     0.10   $     0.20   $     0.20

                                                                             3
            LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows

                                                                                   Six Months Ended March 31
                                                                                      1996         1997
                                                                                  (unaudited)    (unaudited)
                                                                                ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $    862,685    $  1,233,550
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation                                                                59,067          59,203
          Decrease (increase) in accrued interest receivable                         292,136         (39,090)
          Increase (decrease) in outstanding checks in excess of bank balance     (1,050,816)        (73,144)
          Increase (decrease) in accrued and deferred income taxes                    79,255         449,636
          Increase (decrease) in accounts payable and accrued expenses                50,512        (722,036)
          Amortization of premiums and discounts on investments and loans            (78,745)          5,008
          Provision for losses on loans and investments                               60,000         100,000
          Gain/loss on available for sale securities                                  (7,500)       (172,916)
          Other non-cash items, net                                                 (221,223)         33,298
          Sale of loans held for sale                                              3,415,650       8,437,797
          Gain on sale of loans held for sale                                        (43,224)        (64,663)
          Origination of loans held for sale                                      (4,266,405)     (6,394,353)
          Purchase of loans held for sale                                           (971,700)       (744,700)
                                                                                ------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $ (1,820,308)   $  2,104,590
                                                                                ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Loan originations and principal payment on loans held for investment         (4,103,058)        442,408
     Principal repayments on mortgage-backed securities                            5,680,662       4,188,387
     Loans purchased for investment                                               (2,195,925)    (17,105,864)
     Proceeds from sale of mortgage-backed securities available for sale          11,355,417               0
     Acquisition of mortgage-backed securities held to maturity                   (1,482,865)              0
     Acquisition of investment securities held to maturity                        (6,799,500)     (3,300,000)
     Acquisition of investment securities available for sale                      (1,146,693)       (951,165)
     Proceeds from sale of investment securities                                     100,000         485,205
     Proceeds from maturities or calls of investment securities                   15,662,135       5,090,000
     Net (increase) decrease in time deposits                                        219,000         280,000
     Sale of real estate acquired in settlement of loans                              47,484           2,000
     Acquisition of fixed assets                                                     (21,723)        (50,089)
     Other investing activity                                                         (2,986)              0
                                                                                ------------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                  17,311,948     (10,919,118)
                                                                                ------------------------------


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                          Six Months Ended March 31
                                                                           1996             1997
                                                                         (unaudited)     (unaudited)
                                                                       -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                $ (2,611,440)   $  5,582,833
     Net increase (decrease) in escrow accounts                             (529,858)       (677,315)
     Proceeds from FHLB advance and other borrowings                       5,000,000      47,223,000
     Repayment of FHLB advance and other borrowings                      (14,633,333)    (42,056,333)
     Treasury Stock                                                       (2,012,316)       (811,813)
     Other Financing Activities                                               96,522          96,522
     Dividend Payment                                                       (391,219)       (346,705)
                                                                       -------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         (15,081,644)      9,010,189
                                                                       -------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                  409,996         195,661

BEGINNING CASH AND CASH EQUIVALENTS                                          462,021         473,710
                                                                       -------------------------------
ENDING CASH AND CASH EQUIVALENTS                                             872,017         669,371
                                                                       -------------------------------
SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
         Interest on deposits, advances, and other borrowings              4,499,375       4,752,544
         Income taxes                                                        247,387         829,800

     Transfers from loans to real estate acquired through foreclosure         27,205               0
     Transfer of mortgage-backed securities from held to maturity to
           available for sale                                             11,500,000               0


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

The results of operation for the three months ending March 31, 1997, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1997.

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

3.      INVESTMENTS AND MORTGAGE - BACKED SECURITIES

        A summary of the Bank's carrying value of investment and mortgage - backed securities as of March 31, 1997 and September 30, 1996, is as follows:


Investment Securities                       March 31, 1997  September 30, 1996
                                           ------------------------------------

Held to maturity:
           Government Agency Securities       25,779,482        27,168,520
           Municipal Obligations               1,840,000         2,230,000
                                           ------------------------------------
                                             $27,619,482       $29,398,520


Available for sale:
           Common Stock                        2,668,722         2,396,237
           Stock in Federal Home Loan Bank     2,249,300         1,731,400
           Other                                  10,000            10,000
                                           ------------------------------------

                                             $ 4,928,022       $ 4,137,637

Mortgage - Backed Securities held to maturity:
FNMA - Arms                                         14,267,888      15,425,620
FHLMC -Arms                                          5,286,461       6,215,951
FHLMC -Fixed Rate                                      306,004         399,854
CMO Government Agency                               15,556,472      16,659,609
CMO Private Issue                                    4,976,986       5,636,850
FNMA - Fixed Rate                                      755,981         876,016
GNMA - Fixed Rate                                      427,368         551,646

Unamortized Premiums                                   200,564         268,015

Unearned Discounts                                    (111,971)       (156,441)
                                                  -----------------------------

                                                  $ 41,665,753    $ 45,877,120

4.         Loan Receivable, Net

           A summary of the Bank's loans receivable at March 31, 1997 and September 30, 1996, is as follows:


                                                   March 31, 1997  September 30, 1996
                                                  -----------------------------------

Mortgage Loans Secured by
           One to Four Family Residences            113,534,433       99,579,583
           Secured by Other Properties                3,489,598        3,726,333
           Construction Loans                         1,268,456        1,129,915
           Other                                      1,537,518        1,852,243
                                                   ------------------------------

                                                    119,830,005      106,288,074
Plus (Less):
           Unamortized Premium on Loan Purchase          35,540           46,617
           Unearned Discount and Loan Fees             (359,974)        (304,237)
           Undisbursed Loan Proceeds                     11,668                0
           Allowance for Loan Losses                   (560,841)        (531,749)
                                                   ------------------------------

           Total Mortgage Loans                     118,956,398      105,498,705
                                                   ------------------------------
Consumer and Other Loans:
           Automobile                                11,373,657        9,783,677
           Commercial leases                          3,543,929        3,600,888
           Loans on Deposits                            543,731          554,550
           Home Equity and Second Mortgage            9,118,688        8,139,668
           Mobile Home                                   43,966           27,791
           Other                                      1,028,316          616,546
                                                   ------------------------------

                                                     25,652,287       22,723,120

Less:
           Allowance for Loan Losses                   (268,597)        (208,597)
                                                   ------------------------------

           Total Consumer and Other Loans            25,383,690       22,514,523
                                                   ------------------------------

Net Loans Receivable                              $ 144,340,088     $128,013,228


A summary of the Bank's allowance for loan losses for the 3 and 6 months ended March 31, 1997 and 1996, are as follows:


                                                  Three Months Ended         Six Months Ended
                                                        March 31                 March 31
                                                   1996         1997         1996        1997
                                                 ------------------------------------------------

           Balance Beginning                     $ 662,089   $ 780,095    $ 643,547    $ 740,346
           Provisions Charged to Operations         30,000      55,000       60,000      100,000
           Loans Charged Off Net of Recoveries         331      (5,657)     (11,127)     (10,908)
                                                 ------------------------------------------------

Balance Ending                                   $ 692,420   $ 829,438    $ 692,420    $ 829,438


There has been no significant change in the level of non performing loans from September 30, 1996 to March 31, 1997.

5.         Real Estate owned or in judgment and other repossessed property:

                                     March 31, 1997     September 30, 1996
                                    ---------------------------------------

Real Estate Acquired by Foreclosure   $      0             $      0
Real Estate Loans in Judgment and
   Subject to Redemption               215,313                    0
Other Repossessed Assets                     0                    0
                                    ---------------------------------------

                                      $215,313             $      0

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

At March 31, 1997, the Bank had outstanding commitments to fund real estate loans of $2,334,205. Of the commitments outstanding, $1,159,040 are for fixed rate loans at rates of 7.0% to 8.75%. Commitments for adjustable rate loans amount to $1,175,165 with initial rates of 7.375% to 8.25%. Outstanding loan commitments to sell as of March 31, 1997 were $1,059,633.

7. Earnings per share for the three and six months ending March 31, 1997 and 1996, was determined by the weighted average shares outstanding as follows;

              STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE



                                                        Primary Earnings Per Share
                                               Three months ended           Six months ended
                                                      March 31                    March 31
                                                1996          1997           1996         1997
                                            ------------------------------------------------------

Weighted average common shares outstanding    2,085,332     1,852,996     2,085,332     1,852,996
Net effect of dilutive stock options             70,451       107,664        66,779       100,020
Average unallocated ESOP shares                (109,698)      (96,010)     (111,418)      (97,740)
Weighted average treasury shares purchased      (91,835)      (37,611)      (53,553)      (20,050)
                                            ------------------------------------------------------
Common Stock Equivalents                      1,954,250     1,827,039     1,987,140     1,835,226
                                            ------------------------------------------------------

Net Earnings                                    432,966       581,147       862,685     1,233,550
                                            ------------------------------------------------------
Per share amount                             $     0.22    $     0.32    $     0.43    $     0.67




                                                      Fully Dilutive Earnings Per Share
                                                Three months ended           Six months ended
                                                     March 31                      March 31
                                                1996           1997          1996          1997
                                             -----------------------------------------------------

Weighted average common shares outstanding    2,085,332     1,852,996     2,085,332     1,852,996
Net effect of dilutive stock options             73,466       108,678        73,466       105,805
Average unallocated ESOP shares                (109,698)      (96,010)     (111,418)      (97,740)
Weighted average treasury shares purchased      (91,835)      (37,611)      (53,553)      (20,050)
                                             -----------------------------------------------------
Common Stock Equivalents                      1,957,265     1,828,053     1,993,827     1,841,011
                                             -----------------------------------------------------

Net Earnings                                    432,966       581,147       862,685     1,233,550
                                             -----------------------------------------------------
Per share amount                             $     0.22    $     0.32    $     0.43    $     0.67


Earnings per share have been computed on the treasury stock method in using average market price for the common stock equivalents (options).

8. At a January 1997 board meeting, the Directors of the Company declared a .10 per share dividend. The dividend was payable to all stockholders of record as of February 3, 1997.

                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

        Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended March 31, 1997. The Bank is primarily engaged in the business of accepting deposit accounts from the general public, using such funds to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas and for the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Wichita, Kansas City, and other cities in Kansas and in Albuquerque and Santa Fe, New Mexico. To a lesser extent, the Bank will purchase adjustable rate mortgages loans, to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans and savings deposit loans.

Changes in financial condition between March 31, 1997 and September 30, 1996:

        Total assets increased by $10,065,643, or approximately 4.71% between September 30, 1996 and March 31, 1997. This increase is largely attributed to a $16,326,860 increase in the loan receivables.

Management Strategy:

        Management's strategy has been to maintain profitability and increase return on equity for shareholder. The Bank's lending strategy has historically focused on the origination of traditional, conforming one to four-family mortgage loans with the primary emphasis on single-family residences. The Bank's secondary focus has been on consumer loans, commercial leases, second mortgage loans, home equity loans and savings deposit loans. This focus, and the application of strict underwriting standards, are designed to reduce the risk of loss on the Bank's loan portfolio. However, this lack of diversification in its portfolio structure does increase the Bank's portfolio concentration risk by making the value of the portfolio more susceptible to declines in real estate values in its market area. This has been mitigated in recent years, through the investment in mortgage-backed securities and the continued sales of loans in the secondary market.

        Certain risks are inherent in the sales of loans in the secondary market. There is a risk that the Bank will not be able to sell all the loans that it has originated, or conversely, will be unable to fulfill its commitment to deliver loans pursuant to a firm commitment to sell loans. In addition, in periods of rising interest rates, loans originated by the bank may decline in value. Exposure to market and interest rate risk is significant during the period between the time the interest rate on a customer's mortgage loan application is established and the time the mortgage loan closes, and also during the period between the time the interest rate is established and the time the Bank commits to sell the loan. If interest rates change in an unanticipated fashion, the actual percentage of loans that close may differ from projected percentages. The resultant mismatching of commitments to close loans and commitments to deliver sold loans may have an adverse effect on the profitability of loan originations.

        A sudden increase in interest rates can cause a higher percentage of loans to close than projected. To the degree that this was not anticipated, the Bank will not have made commitments to sell these loans and may incur significant mark to market losses, adversely affecting results of operations.

        The Bank historically sold 30 year fixed rate mortgages in the secondary market, however the Bank is keeping all 15 and 20 year or shorter mortgages with fixed rates above 7.0% and 7.25% for investment and selling all other fixed rate loans.

        Throughout the first six months of fiscal year 1997 rates continued with moderate decline, however toward the end of March 1997, rates began to edge upward. As a result of the rates at the end of March 1997, the Bank reflected an unrealized loss of $3,487 in loans held for sale. Sustained levels of gain on sale of loans is dependent on continued stable or downward interest rate movement and would likely be adversely affected by a continued rise in interest rates.

        Effective October 1, 1994, the Bank adopted the Financial Accounting Standards Board SFAS Statement No. 115, "accounting for certain investments in debt and equity securities". This statement is not retroactively applied. In conjunction with the adoption of SFAS No. 115, investment securities as of October 1, 1994, are designated as held-to-maturity and available-for-sale. The effect of classifying securities as available-for-sale was to reflect an unrealized gain net of tax effect, as a component of stockholders' equity of $442,213 as of March 31, 1997.

Results of operations: comparison between the three and six months ended March 31, 1997 and 1996:

        Net income for the three-month period ended March 31, 1997 of $581,147 represents an increase of $148,181 or a 34.22% increase from the net income reported for the three-month period ended March 31, 1996. The increase was primarily due to an increase of $608,745 on interest income from increased volume on loans. Mortgage loans purchased from correspondents and originations are being partially funded through additional FHLB advances at a positive spread.

        Net income for the six-month period ended March 31, 1997 of $1,233,550 represents an increase of $370,865 or a 42.98% increase over the net income reported for the six-month period ended March 31, 1996. This increase was primarily due to an increase of $934,760 on interest income from increased volume on loans. Mortgage loans purchased from correspondents and originations are being partially funded through additional FHLB advances at a positive spread.

        Net interest income before provision for losses on loans for the three-month period ended March 31, 1997 increased $336,562 or approximately 24.41% to $1,715,317 as compared with $1,378,755 for the same period ended March 31, 1996. This increase is associated with the increased interest received on the mortgage loan portfolio.

        Net interest income before provision for losses on loans for the six-month period ended March 31, 1997 increased $612,517 or 21.87% to $3,412,687 as compared with $2,800,170 for the same period ended March 31, 1996. This increase is associated with the increased interest received on the mortgage loans.

        Interest expense for the three-month period ended March 31, 1997 increased $272,183 or 12.96% to $2,372,577 as compared with $2,100,394 for the same period ended March 31, 1996. This increase is due to the increased costs associated with savings rates and increased borrowing from FHLB. Saving deposit balances increased significantly late in the quarter resulting in minimal interest expense during the quarter.

        Interest expense for the six-month period ended March 31, 1997 increased $322,243 or 7.35% to $4,704,977 as compared with $4,382,734 for the same period ended March 31, 1996. This increase is due to the increased costs associated with savings rates and increased borrowing from FHLB. Saving deposit balances increased significantly late in the quarter resulting in minimal interest expense during the quarter.

        The Bank added $55,000 for the three month period ending March 31, 1997 and $100,000 for the six month period ending March 31, 1997 to the provision for loan losses. These additions are due to increased loan production during this period and related credit risk.

        Other income including non operating items for the three-month period ended March 31, 1997 decreased $37,664 or 15.42% to $206,653 as compared with $244,317 for the same period ended March 31, 1996 This decrease primarily was due to $135,208 on gains of sales of available for sale securities during the quarter ending March 31, 1996.

        Other income including non operating items for the six-month period ended March 31, 1997 increased $97,269 or 23.57% to $509,883 as compared with $412,614 for the same period ended March 31, 1996. This increase was primarily due to $172,916 on net gains of sales of available for sale investment securities. Gain on sale of loans held for sale increased by 49.60% over the previous six month period. Although the volume of loan sales increased from $3,415,650 to $8,437,797, the net profit on sales was lower due to rising rates late in the period.

        Non interest expenses for the three-month period ended March 31, 1997 increased $19,417 or 2.23% to $887,523 as compared with $868,106 for the same period ended March 31, 1996. This increase is primarily due to increased compensation expense partially offset by a decrease in the SAIF premium.

        Non interest expenses for the six-month period ended March 31, 1997 increased $42,621 or 2.48% to $1,759,220 as compared with $1,716,599 for the same period ended March 31, 1996. This increase is primarily due to increased compensation expense partially offset by a decrease in the SAIF premium.

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 5 percent. The Bank's liquidity ratio averaged 5.57% during March 1997. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

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

The Bank's capital requirements and actual capital under the OTS regulations are as follows at March 31, 1997:

                                    Amount (Thousands)    Percent of Assets

GAAP Capital                               $26,848                12.16%

Tangible Capital:
        Actual                              26,848                12.16%
        Required                             3,312                 1.50%

        Excess                              23,536                10.66%

Core Capital:
        Actual                              26,848                12.16%
        Required                             6,625                 3.00%

        Excess                              20,223                  9.16%

Risk-Based Capital:
        Actual                              27,678                27.30%
        Required                             8,109                 8.00%

        Excess                             $19,569                19.30%

                            LANDMARK BANCSHARES, INC.
                           PART II - OTHER INFORMATION

Item 2. - Changes in Securities

        NONE

Item 4. - Submission of Matter to a Vote of Security Holders

        An annual meeting was held on January 15, 1997 to ratify the election of
C. Duane Ross and Richard A. Ball to serve as Directors for three years. In addition the stockholders did ratify Regier Carr & Monroe, L.L.P. as independent auditors of Landmark Bancshares, Inc. for the fiscal year ending September 30, 1997.

Votes were as follows:                     Number        Percentage
C. Duane Ross              For             1,607,233       99.86%
                           Against             2,200       00.13%
                           Abstain                 0

Richard A. Ball            For             1,607,233       99.86%
                           Against             2,200       00.13%
                           Abstain                 0

Regier Carr & Monroe       For             1,608,418       99.93%
                           Against               103        0.01%
                           Abstain               912        0.06%

Directors continuing in office following the annual meeting include Larry Schugart, Jim Lewis and David H. Snapp.

Item 5. - Other Information

        None

Item 6(b). - Reports on Form 8-K

        A report on Form 8-K was filed March 20, 1997. The filing reported the announcement that the Board of Directors of Landmark Bancshares Inc., had discontinued a stock repurchase program authorized by the Board of Directors on October 16, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date       May 5, 1997              LANDMARK BANCSHARES, INC.
       ------------------------


                                    By   /S/  Larry Schugart
                                         -------------------------------------
                                         LARRY SCHUGART
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

                                    By   /S/  James F. Strovas
                                         -------------------------------------
                                         JAMES F. STROVAS
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Representative)