Form 10QSB
period 1997-06-30
LANDMARK BANCSHARES INC
filed 1997-08-06
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  For  the  transition  period  from               to
                                                  -------------    -------------

                         Commission File Number 0-23164

                            LANDMARK BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

          Kansas                                               48-1142260
(State or other jurisdiction                               I.R.S. Employer
of incorporation or organization)                        Identification Number


              CENTRAL AND SPRUCE STREETS, DODGE CITY, KANSAS 67801 (Address and Zip Code of principal executive offices)

                                 (316) 227-8111
              (Registrant's telephone number, including area code)

                                       N/A
              Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes [X] No

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997:

         $.10 par value common stock                1,710,666 shares
                  (Class)                             (Outstanding)


Transitional Small Business Disclosure Format:


                                                              Yes  [  ]  No  [X]

                            LANDMARK BANCSHARES, INC.

                                      INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition as of
                  June 30, 1997 (unaudited) and September 30, 1996       1

                  Statements of Income for the Three and Nine
                  Months Ended June 30, 1997 and 1996 (unaudited)        2

                  Statements of Cash Flows for the Nine Months Ended
                  June 30, 1997 and 1996 (unaudited)                     3 - 4

                  Notes to Financial Statements                          5 - 8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9 - 12

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities                                  13

         Item 4.  Submission of Matter to a Vote of Security Holders     13

         Item 5.  Other Information                                      13

         Item 6(b).        Reports on Form 8-K                           13

SIGNATURES                                                               14

           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Financial Condition

                                                                             June 30, 1997  September 30, 1996
                                                                              (Unaudited)
                                                                              --------------------------------
                           ASSETS

Cash and cash equivalents:
         Interest bearing                                                  $     127,357    $       3,063
         Non-interest bearing                                                    771,112          470,647
Time deposits in other financial institutions                                    199,611
                                                                                                  479,949
Securities held to maturity                                                   24,423,100
                                                                                               29,398,520
Securities available for sale                                                  6,141,169        4,137,637
Mortgage-backed securities held to maturity                                   39,459,699       45,877,120
Loans receivable, net                                                        152,883,706      128,013,228
Loans held for sale                                                              264,445        1,890,007
Accrued income receivable                                                      1,679,602        1,518,640
Real estate owned or in judgment and other
         repossessed property, net                                                70,042                0
Office properties and equipment, at cost less
         accumulated depreciation                                                984,779          949,786
Prepaid expenses and other assets                                              1,095,199          973,383
Deferred income taxes                                                                  0           21,710
                                                                           -------------    -------------
                                                     TOTAL ASSETS          $ 228,099,823    $ 213,733,690
                                                                           -------------    -------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                            143,413,143      143,814,910
         Outstanding checks in excess of bank balance                                  0          143,808
         Other Borrowed Money                                                 50,133,335       33,466,668
         Advances from borrowers for taxes and
                  insurance                                                    1,240,703        1,673,142
         Accrued expenses and other Liabilities                                1,254,166        2,193,296
         Deferred income taxes                                                   209,933                0
         Income taxes
                  Current                                                        393,787           52,691
                                                                           -------------    -------------
                                                     TOTAL LIABILITIES .   $ 196,645,067    $ 181,344,515
                                                                           -------------    -------------

Stockholders' Equity
         Preferred stock, no par value; 5,000,000 shares
           authorized; no shares outstanding
         Common Stock                                                            228,131          228,131
            $.10 par value; 10,000,000 shares authorized;
            2,281,312 shares issued
         Additional Paid-in Capital                                           21,944,175       21,944,175
         Treasury Stock; 570,646 and 428,316 shares of common stock
           on June 30, 1997 and September 30, 1996 respectively, at cost      (8,784,176)      (6,027,206)
         Retained income (substantially restricted)                           18,810,525       17,468,325
         Employee Stock Ownership Plan                                          (994,695)        (994,695)
         Management Stock Bonus Plan                                            (337,829)        (482,612)
         Unrealized gain on available for sale securities, net of
                  deferred tax                                                   588,625          253,057
                                                                           -------------    -------------
                  Total Stockholders' Equity                                  31,454,756       32,389,175
                                                                           -------------    -------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 228,099,823    $ 213,733,690
                                                                           -------------    -------------


                                                                               2
           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                        Consolidated Statements of Income

                                                          Three Months Ended June 30 Nine Months Ended June 30
                                                               1996         1997         1996         1997
                                                                   (unaudited)              (unaudited)
                                                           ----------------------------------------------------
INTEREST INCOME
         Interest on loans                                  2,294,259     3,012,389    6,544,288    8,616,830
         Interest and dividends on investment securities      473,548       558,159    1,415,359    1,642,057
         Interest on mortgage-backed securities               813,639       653,538    2,804,699    2,081,862
                                                           ----------------------------------------------------

                  Total interest income                     3,581,446     4,224,086   10,764,346   12,340,749
INTEREST EXPENSE
         Deposits                                           1,814,134     1,831,927    5,586,977    5,444,109
         Borrowed funds                                       263,855       654,651      873,745    1,747,448
                                                           ----------------------------------------------------

                  Total interest expense                    2,077,989     2,486,578    6,460,722    7,191,557

                  Net interest income                       1,503,457     1,737,508    4,303,624    5,149,192

PROVISION FOR LOSSES ON LOANS                                  30,000       110,000       90,000      210,000
                                                           ----------------------------------------------------

         Net interest income after provision for losses     1,473,457     1,627,508    4,213,624    4,939,192

NON-INTEREST INCOME
         Service charges and late fees                         61,521        73,506      159,266      197,258
         Net gain (loss) on sale of available
                  for sale investments                          3,125             0       10,625      172,916
         Net gain (loss) on sale of loans                       7,853       121,055       51,076      185,718
         Net gain on sale of available for sale
                  mortgage-backed securities                        0             0      135,208            0
         Service fees on loans sold                            38,895        29,530      121,271      110,578
         Other income                                          38,803        33,979       85,364      101,480
                                                           ----------------------------------------------------

                                                              150,197       258,070      562,810      767,950

NON-INTEREST EXPENSE

         Compensation and related expenses                    462,118       530,630    1,409,214    1,542,408
         Occupancy expense                                     41,971        43,436      125,654      126,088
         Advertising                                           13,849        18,240       51,483       50,187
         Federal insurance premium                             96,924        39,078      293,596      158,892
         Loss (gain) from real estate operations                  (25)        3,343        3,289        4,332
         Data processing                                       44,128        41,565      142,453      137,379
         Other expense                                        176,545       164,279      526,420      580,499
                                                           ----------------------------------------------------
                                                              835,510       840,571    2,552,109    2,599,785

                  Income before income taxes                  788,144     1,045,007    2,224,325    3,107,357

INCOME TAXES EXPENSES                                         315,300       417,800      888,800    1,247,600
                                                           ----------------------------------------------------
                  Net income                                  472,844       627,207    1,335,525    1,859,757
                                                           ----------------------------------------------------

Primary earnings per share                                 $     0.25   $     0.35   $     0.68    $     1.02

Fully diluted earnings per share                           $     0.25   $     0.35   $     0.68    $     1.02

Dividends per share                                        $     0.10   $     0.10   $     0.30    $     0.30

                                                                               3
            LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows

                                                                               Nine Months Ended    June 30
                                                                                     1996            1997
                                                                                  (unaudited)     (unaudited)
                                                                                 ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $  1,335,525    $  1,859,757
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Amortization and impairment of mortgage servicing rights                          0          10,175
          Depreciation                                                                 87,464          84,546
         Decrease (increase) in accrued interest receivable                          238,024        (160,962)
          Increase (decrease) in outstanding checks in excess of bank balance      (1,050,816)       (143,808)
          Increase (decrease) in accrued and deferred income taxes                    172,649         572,739
          Increase (decrease) in accounts payable and accrued expenses                193,440        (939,130)
          Amortization of premiums and discounts on investments and loans            (105,385)         19,291
          Provision for losses on loans                                                90,000         210,000
          Gain (loss) on sale of available for sale securities                        (10,625)       (172,916)
          Gain (loss) on sale of available for sale mortgage-backed securities       (135,208)              0
          Other non-cash items, net                                                   205,340         (43,901)
          Sale of loans held for sale                                               6,123,880      10,704,707
          Gain on sale of loans held for sale                                         (51,076)       (185,718)
          Origination of loans held for sale                                       (1,074,792)     (7,911,802)
          Purchase of loans held for sale                                          (6,764,627)     (1,076,500)
                                                                                 ----------------------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 $   (746,207)   $  2,826,478
                                                                                 ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Loan originations and principal payment on loans held for investment         (14,281,637)     (1,041,365)
     Principal repayments on mortgage-backed securities                             9,467,934       6,370,727
     Loans purchased for investment                                                (2,445,675)    (24,282,931)
     Proceeds from sale of mortgage-backed securities available for sale           11,490,625               0
     Acquisition of mortgage-backed securities held to maturity                    (1,482,865)              0
     Acquisition of investment securities held to maturity                        (10,795,500)     (3,300,000)
     Acquisition of investment securities available for sale                       (1,940,222)     (1,921,525)
     Proceeds from sale of available for sale investment securities                   181,250         485,205
     Proceeds from maturities or calls of investment securities                    19,512,135       8,290,000
     Net (increase) decrease in time deposits                                         198,569         279,005
     Sale of real estate acquired in settlement of loans                               81,811         135,990
     Acquisition of fixed assets                                                      (40,270)       (119,540)
     Other investing activity                                                          (4,272)              0
                                                                                 ----------------------------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                    9,941,883     (15,104,434)
                                                                                 ----------------------------


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                     Nine Months Ended    June 30
                                                                             1996           1997
                                                                          (unaudited)     (unaudited)
                                                                          ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                $  2,395,511    $   (401,767)
     Net increase (decrease) in escrow accounts                             (109,085)       (432,439)
     Proceeds from FHLB advance                                            5,000,000      95,123,000
     Repayment of FHLB advance                                           (13,133,333)    (78,456,333)
     Acquisition of Treasury Stock                                        (2,568,947)     (2,756,970)
     Other Financing Activities                                              144,784         144,783
     Dividend Payment                                                       (574,956)       (517,558)
                                                                          ---------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (8,846,026)     12,702,716
                                                                          ---------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                  349,650         424,760

BEGINNING CASH AND CASH EQUIVALENTS                                          462,021         473,710
                                                                          ---------------------------
ENDING CASH AND CASH EQUIVALENTS                                             811,671         898,470

SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
         Interest on deposits, advances, and other borrowings              6,617,118       7,265,526
         Income taxes                                                        682,351         906,504

     Transfers from loans to real estate acquired through foreclosure         91,212         134,731
     Transfer of mortgage-backed securities from held to maturity to
         available for sale                                               11,500,000               0


                            LANDMARK BANCSHARES, INC.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

                          LANDMARK FEDERAL SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with the instructions for form 10-QSB and, accordingly, do not include all information and disclosures necessary to present financial condition, results of operations and cash flows of Landmark Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Landmark Federal Savings Bank (the "Bank") in conformity with generally accepted accounting principles. However, all normal recurring adjustments have been made which, in the opinion of management, are necessary for the fair presentation of the financial statements.

The results of operation for the three and nine months ending June 30, 1997, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1997.

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

3.       INVESTMENTS AND MORTGAGE - BACKED SECURITIES

         A summary of the Bank's carrying value of investment and mortgage - backed securities as of June 30, 1997 and September 30, 1996, is as follows:

Investment Securities                            June 30, 1997   September 30, 1996
                                                 ----------------------------------
Held to maturity:
         Government Agency Securities              22,783,100      27,168,520
         Municipal Obligations                      1,640,000       2,230,000
                                                 ----------------------------------

                                                 $ 24,423,100    $ 29,398,520


Available for sale:
         Common Stock                               3,208,569       2,396,237
         Stock in Federal Home Loan Bank            2,922,600       1,731,400
         Other                                         10,000          10,000
                                                 ----------------------------------

                                                 $  6,141,169    $  4,137,637


Mortgage - Backed Securities held to maturity:
         FNMA - Arms                             $ 13,492,541    $ 15,425,620
         FHLMC -Arms                                5,136,900       6,215,951
         FHLMC -Fixed Rate                            254,211         399,854
         CMO Government Agency                     14,721,005      16,659,609
         CMO Private Issue                          4,659,771       5,636,850
         FNMA - Fixed Rate                            731,091         876,016
         GNMA - Fixed Rate                            399,301         551,646

         Unamortized Premiums                         168,157         268,015

         Unearned Discounts                          (103,278)       (156,441)
                                                 ----------------------------

                                                 $ 39,459,699    $ 45,877,120

4.       Loan Receivable, Net

         A summary of the Bank's loans receivable at June 30, 1997 and September 30, 1996, is as follows:


                                              June 30, 1997   September 30, 1996
                                                --------------------------------

Mortgage Loans Secured by
         One to Four Family Residences            119,623,947       99,579,583
         Secured by Other Properties                3,441,389        3,726,333
         Construction Loans                         1,781,895        1,129,915
         Other                                      2,467,259        1,852,243
                                                 -----------------------------

                                                  127,614,490      106,288,074
Plus (Less):
         Unamortized Premium on Loan Purchase          33,023           46,617
         Unearned Discount and Loan Fees             (354,879)        (304,237)
         Undisbursed Loan Proceeds                    (72,899)               0
         Allowance for Loan Losses                   (584,590)        (531,749)
                                                 -----------------------------

         Total Mortgage Loans                     126,480,943      105,498,705
                                                 -----------------------------

Consumer and Other Loans:
         Automobile                                12,217,942        9,783,677
         Commercial Leases                          3,559,863        3,600,888
         Loans on Deposits                            603,069          554,550
         Home Equity and Second Mortgage            9,437,800        8,139,668
         Mobile Home                                   50,645           27,791
         Other                                        830,076          616,546
                                                 -----------------------------

                                                   26,699,395       22,723,120
Less:
         Allowance for Loan Losses                   (296,632)        (208,597)
                                                 -----------------------------

         Total Consumer and Other Loans            26,402,763       22,514,523
                                                 ----------------------------

Net Loans Receivable                            $ 152,883,706    $ 128,013,228

A summary of the Bank's allowance for loan losses for the three and nine months ended June 30, 1997 and 1996, are as follows:

                                                     Three Months Ended     Nine Months Ended
                                                       June 30                   June 30
                                                  1996         1997         1996         1997
                                               ------------------------------------------------

         Balance Beginning                     $ 692,420    $ 829,438    $ 643,547    $ 740,346
         Provisions Charged to Operations         30,000      110,000       90,000      210,000
         Loans Charged Off Net of Recoveries      (8,946)     (58,217)     (20,073)     (69,125)
                                               ------------------------------------------------

Balance Ending                                 $ 713,474    $ 881,221    $ 713,474    $ 881,221

There has been no significant change in the level of non performing loans from September 30, 1996 to June 30, 1997.

5.       Real Estate owned or in judgment:

                                                    June 30, 1997            September 30, 1996
                                                  ---------------------------------------------

Real Estate Acquired by Foreclosure                   $ 9,076                   $     0
Real Estate Loans in Judgment and
   Subject to Redemption                               47,173                         0
Other Repossessed Assets                               13,793                         0
                                                      ---------------------------------

                                                      $70,042                   $     0

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

On June 30, 1997, the Bank had outstanding commitments to fund real estate loans of $1,583,567. Of the commitments outstanding, $1,195,767 are for fixed rate loans at rates of 7.375% to 10.00%. Commitments for adjustable rate loans amount to $387,800 with initial rates of 7.375% to 10.00%. Outstanding loan commitments to sell as of June 30, 1997 were $413,546.

7. Earnings per share for the three and nine months ending June 30, 199 and 1996 was determined by the weighted average shares outstanding as follows;

              STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                  Primary     Earnings     Per     Share
                                                Three months ended            Nine months ended
                                                       June 30                   June 30
                                                 1996           1997        1996          1997
                                            -----------------------------------------------------
Weighted average common shares outstanding    2,085,332     1,852,996     2,085,332     1,852,996
Net effect of dilutive stock options             76,518       113,526        70,025       104,522

Average unallocated ESOP shares                (106,276)      (92,588)     (109,711)      (96,023)
Weighted average treasury shares purchased
         during the period                     (145,706)      (82,549)      (84,158)      (40,883)

Common Stock Equivalents                      1,909,868     1,791,385     1,961,488     1,820,612
                                            -----------------------------------------------------

Net Earnings                                    472,844       627,207     1,335,526     1,859,757
                                            -----------------------------------------------------

Per share amount                             $     0.25    $     0.35    $     0.68    $     1.02




                                                         Fully     Dilutive    Earnings     Per     Share
                                                 Three months ended                 Nine months ended
                                                            June 30                       June 30
                                                1996          1997                    1996          1997
                                              ------------------------------------------------------------

Weighted average common shares outstanding    2,085,332     1,852,996              2,085,332     1,852,996
Net effect of dilutive stock options             78,537       117,300                 71,407       109,637

Average unallocated ESOP shares                (106,276)      (92,588)              (109,711)      (96,023)
Weighted average treasury shares purchased
         during the period                     (145,706)      (82,549)               (84,158)      (40,883)
                                              ------------------------------------------------------------
Common Stock Equivalents                      1,911,887     1,795,159              1,962,870     1,825,727
                                              ------------------------------------------------------------

Net Earnings                                    472,844       627,207              1,335,526     1,859,757
                                              ------------------------------------------------------------

Per share amount                             $     0.25    $     0.35             $     0.68    $     1.02

Earnings per share have been computed on the treasury stock method and includes common stock equivalents (options).

8. At a April 1997 board meeting, the Directors of the Company declared a .10 per share dividend. The dividend was payable to all stockholders of record as of May 5, 1997.

                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

         Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended June 30, 1997. The Bank is primarily engaged in the business of accepting deposit accounts from the general public, using such funds to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas and for the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Wichita, Kansas City, and other cities in Kansas and in Albuquerque and Santa Fe, New Mexico and Madison, Wisconsin. To a lesser extent, the Bank will purchase adjustable rate mortgages loans, to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans and savings deposit loans.

Management Strategy:

         Management's strategy has been to maintain profitability and increase return on equity for shareholder. The Bank's lending strategy has historically focused on the origination of traditional, conforming one to four-family mortgage loans with the primary emphasis on single-family residences. The Bank's secondary focus has been on consumer loans, commercial loans, second mortgage loans, home equity loans and savings deposit loans. This focus, and the application of underwriting standards, are designed to reduce the risk of loss on the Bank's loan portfolio. However, this lack of diversification in its portfolio structure does increase the Bank's portfolio concentration risk by making the value of the portfolio more susceptible to declines in real estate values in its market area. This has been mitigated in recent years, through the investment in mortgage-backed securities and the continued sales of loans in the secondary market.

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

         Through out the first nine months of fiscal year 1997 rates continued with moderate decline. As a result of the rates at the end of June 1997, the Bank reflected an unrealized gain of $4,212 in loans held for sale. Sustained levels of gain on sale of loans is dependent on continued stable or downward interest rate movement and would likely be adversely affected by a continued rise in interest rates.

Changes in financial condition between June 30, 1997 and September 30, 1996:

         Total assets increased by $14,366,133, or approximately 6.72% between September 30, 1996 and June 30, 1997. This increase is largely attributed to a $24,870,478 increase in loan receivables. The Bank utilizes FHLB line of credit and short term advances which increased over $16.6 million from September 30, 1996 to June 30, 1997 to fund the acquisition of adjustable rate mortgages. In managing the Bank's overall interest rate risk, loan purchases have been make which increase that level of risk to the extent that borrowing will reprice more frequently than the adjustments on the mortgages.

Results of operations: comparison between the three and nine months ended June 30, 1997 and 1996:

         Net income for the three-month period ended June 30, 1997 of $627,207 represents an increase of $154,363 or a 32.64% increase from the net income reported for the three-month period ended June 30, 1997. The increase was primarily due to an increase of $718,130 on interest income from increased volume on loans. Mortgage loans purchased from correspondents and originations are being partially funded through additional FHLB advances at a positive spread.

         Net income for the nine-month period ended June 30, 1997 of $1,859,757 represents an increase of $524,232 or a 39.25% increase over the net income reported for the nine-month period ended June 30, 1996. This increase was primarily due to an increase of $2,072,542 on interest income from increased volume on loans. Mortgage loans purchased from correspondents and originations are being partially funded through additional FHLB advances at a positive spread.

         Net interest income before provision for losses on loans for the three-month period ended June 30, 1997 increased $234,051 or approximately 15.56% to $1,737,508 as compared with $1,503,457 for the same period ended June 30, 1996. This increase is associated with the increased interest received on the mortgage loan portfolio.

         Net interest income before provision for losses on loans for the nine-month period ended June 30, 1997 increased $845,568 or 19.65% to $5,149,192 as compared with $4,303,624 for the same period ended June 30, 1996. This increase is associated with the increased interest received on the mortgage loans.

         Interest expense for the three-month period ended June 30, 1997 increased $408,589 or 19.66% to $2,486,578 as compared with $2,077,989 for the same period ended June 30, 1996. This increase is due to the increased costs associated with savings rates and increased borrowing from FHLB as discussed earlier.

         Interest expense for the nine-month period ended June 30, 1997increased $730,835 or 11.31% to $7,191,557 as compared with $6,460,722 for the same period ended June 30, 1996. This increase is due to the increased costs associated with savings rates and increased borrowing from FHLB as discussed earlier.

         The Bank added $110,000 for the three month period ending June 30, 1997 and $210,000 for the nine month period ending June 30, 1997 to the provision for loan losses. These additions are due to increased loan production during this period and related credit risk.

         Other income including non operating items for the three-month period ended June 30, 1997 increased $107,873 or 71.82% to $258,070 as compared with $150,197 for the same period ended June 30, 1996. This increase primarily was due to $121,055 on gains of sale of loans during the quarter ending June 30, 1997.

         Other income including non operating items for the nine-month period ended June 30, 1997 increased $205,140 or 36.44% to $767,950 as compared with $562,810 for the same period ended June 30, 1996. This increase was primarily due to a $134,642 increase in net gains on sale of loans. Gain on sale of available for sale investment securites increased in 1997 over 1996 by $162,291, due to the sale of equity securities, while gain on the sale of available for sale mortgage backed securities decreased due to the one time reclassification and sale of mortgage backed securities previously classified as held to maturity.

         Non interest expenses for the three-month period ended June 30, 1997 increased $5,061 or 0.61% to $840,571 as compared with $835,510 for the same period ended June 30, 1996. This increase is primarily due to increased compensation expense partially offset by a decrease in the SAIF premium.

         Non interest expenses for the nine-month period ended June 30, 1997 increased $47,676 or 1.86% to $2,599,785 as compared with $2,552,109 for the same period ended June 30, 1996. This increase is primarily due to increased compensation expense partially offset by a decrease in the SAIF premium.

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 5 percent. The Bank's liquidity ratio averaged 5.57% during June 1997. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

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

The Bank's capital requirements and actual capital under the OTS regulations are as follows at June 30, 1997:

                             Amount (Thousands)         Percent of Assets

GAAP Capital                       $27,431                   12.15%

Tangible Capital:
         Actual                     27,431                   12.15%
         Required                    3,386                    1.50%

         Excess                     24,045                   10.65%

Core Capital:
         Actual                     27,431                   12.15%
         Required                    6,772                    3.00%

         Excess                     20,659                    9.15%

Risk-Based Capital:
         Actual                     28,313                   26.59%
         Required                    8,519                    8.00%

         Excess                    $19,794                   18.59%

                            LANDMARK BANCSHARES, INC.
                           PART II - OTHER INFORMATION

Item 2. - Changes in Securities

         NONE

Item 4. - Submission of Matter to a Vote of Security Holders

         NONE

Item 5. - Other Information

         NONE

Item 6(b). - Reports on Form 8-K

     During the quarter, a report on Form 8-K (Items 5 and 7) was filed (dated April 24, 1997). The filing reported the announcement that the Board of Directors of Landmark Bancshares Inc., had adopted a stock repurchase program of up to 15% of outstanding shares authorized by the Board of Directors on April 24, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date August 1, 1997             LANDMARK BANCSHARES, INC.
     --------------

                                By  /S/  Larry Schugart
                                    --------------------------------------------
                                    LARRY SCHUGART
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)


                                By  /S/ James F. Strovas
                                    --------------------------------------------
                                    JAMES F. STROVAS
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Duly Authorized Representative)