Form 10KSB40
period 1997-09-30
LANDMARK BANCSHARES INC
filed 1997-12-29
CIK 915800

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X\ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 September 30, 1997
                          ------------------------------------------------------

                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------
SEC File Number:  0-23164

                            LANDMARK BANCSHARES, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                  Kansas                                   48-1142260
-----------------------------------------------         ------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
      of incorporation or organization)                 Identification No.)

Central and Spruce Streets, Dodge City, Kansas                67801
-----------------------------------------------         ------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (316) 227-8111
                                                        ------------------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                        ------------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X    No
             ---      ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $17,720,869.

         Issuer's voting stock trades on The Nasdaq Stock Market under the symbol "LARK". The aggregate market value of the voting stock held by non-affiliates of the issuer, based upon the closing price of such stock as of December 26, 1997 ($23 per share), was $31.8 million.

         As of December 26, 1997, registrant had 1,688,641 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.       Part II -- Portions of issuer's 1997 Annual Report to Stockholders.

2. Part III -- Portions of issuer's Proxy Statement for Annual Meeting of Stockholders to be held in January 1998.

                                     PART I

Item 1. Description of Business
-------------------------------

General

         Landmark Bancshares, Inc. ("Registrant" or the "Company") is a unitary savings and loan holding company that was incorporated in November 1993 under the laws of the State of Kansas for the purpose of acquiring all of the issued and outstanding common stock of Landmark Federal Savings Bank (the "Bank"). This acquisition occurred in March 1994 at the time Landmark simultaneously converted from a mutual to stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock (the "Conversion"). As of September 30, 1997, the Company had total assets of $227.9 million, total deposits of $144.7 million, and stockholders' equity of $32.2 million or 14.2% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank.

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

         The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset. At September 30, 1997, the remainder of the assets of the Company were maintained as deposits in the Bank or in the form of common stock of other banks. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

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

Lending Activities

         General. Registrant's loan portfolio consists primarily of fixed and adjustable-rate mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans and construction loans. The portfolio also includes commercial real estate loans.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of Registrant's loan portfolio by type of loan on the dates indicated:

                                                                          At September 30,
                                ----------------------------------------------------------------------------------------------------
                                       1997                 1996               1995               1994                 1993
                                ----------------    -------------------    ---------------  -----------------  ---------------------
                                    $         %           $       %         $         %        $         %          $       %
                                   ---       ---         ---     ---       ---       ---      ---       ---        ---     ---
                                                      (Dollars in Thousands)
Type of Loan: (1)
Real estate loans
  Construction................  $  1,937     1.22%  $   1,130     .87% $   202       0.20%  $   221     0.31% $     201    0.32%
  Residential.................   125,961    79.64     105,195   80.98   83,519      84.42    64,169    90.06     58,439   93.32
  Commercial..................     2,666     1.69       1,852    1.43    1,781       1.80     1,300     1.83      1,087    1.74
  Second mortgage.............     9,986     6.31       8,140    6.27    5,784       5.85     2,916     4.09      1,952    3.12
Commercial business...........     4,050     2.56       3,601    2.77    1,753       1.77        74     0.10         90    0.14
Consumer:
  Savings account.............       574      .36         555     .43      605       0.61       369     0.52        292    0.47
  Home improvement............        --       --          --      --       --         --         1     0.00          2    0.00
  Automobile..................    13,310     8.42       9,784    7.53    5,986       6.05     3,118     4.38      1,509    2.41
  Other.......................       968      .61         643     .49      286       0.29        45     0.06         40    0.06
                                --------   ------   --------- -------   ------     ------    ------   ------   --------  ------
  Gross loans.................   159,452   100.81     130,900  100.77   99,916     100.99    72,213   101.35     63,612  101.58
Less:.........................
  Unamortized premiums
   (discounts) on
   loan purchases.............        30      .02          47     .04       69       0.07        --       --         --      --
  Loans in process............        (2)      --          --      --      (45)     (0.05)       --       --         (4)  (0.01)
  Deferred loan
    origination fees
    and costs.................      (348)    (.22)       (304)   (.23)     (362)    (0.37)     (341)   (0.48)      (272)  (0.43)

  Allowance for loan losses...      (969)    (.61)       (740)   (.58)     (644)    (6.44)     (619)   (0.87)      (716)  (1.14)
                                --------   ------   --------- -------   ------     ------    ------   ------    -------  ------
Total loans, net..............  $158,163   100.00%   $129,903  100.00%  $98,934    100.00 % $71,253   100.00% $  62,620  100.00 %
                                 =======   ======    ========  ======    ======    ======    ======   ======     ======  ======


--------------
(1) Includes loans classified as held for sale.

         Loan Maturity. The following table sets forth the maturity of Registrant's loan portfolio at September 30, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $40.2 million, $28.9 million, and $16.3 for the three years ended September 30, 1997, 1996, and 1995, respectively.
Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                           1-4 Family            Other
                                           Real Estate        Residential
                                            Mortgage           Commercial          Construction         Consumer            Total
                                            --------           ----------          ------------         --------            -----
                                                                          (In Thousands)
Amounts Due:
Within 1 year...................           $    143             $    776             $   254              $2,238           $3,411

After 1 year:
  1 to 3 years..................                336                2,922                                   5,375            8,633
  3 to 5 years..................              1,190                  919                                  10,750           12,859
  5 to 10 years.................              6,146                  733                                   5,603           12,482
  10 to 20 years................             51,209                4,819                 890                 726           57,644
  Over 20 years.................             63,484                   --                 793                 146           64,423
                                             ------             --------               -----             -------           ------
Total due after one year........            122,365                9,393               1,683              22,600          156,041
                                            -------              -------               -----              ------          -------
Total amount due................           $122,508              $10,169              $1,937             $24,838         $159,452


Less:
Unamortized premium
on loan purchases...............                 30                                                                            30
Allowance for loan loss.........               (603)                 (88)                                   (278)            (969)
Loans in process................                 (2)                                                                           (2)
Deferred loan fees..............               (317)                 (26)                 (5)                                (348)
  Loans receivable, net.........           $121,616              $10,055              $1,932             $24,560         $158,163
                                            =======               ======               =====              ======          =======



         The following table sets forth the dollar amount of all loans due after September 30, 1998, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                     Floating or
                                   Fixed Rates     Adjustable Rates    Total
                                   -----------     ----------------    -----
                                                 (In Thousands)
One-to-four family...........     $     47,827       $      74,538    $122,365
Commercial...................            6,190               3,203       9,393
Construction.................            1,683                           1,683
Consumer.....................           22,600                          22,600
                                   -----------        ------------      ------
  Total......................     $     78,300       $      77,741    $156,041
                                   ===========        ============     =======



         Residential Loans. Registrant's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in its primary market area. Registrant also originates a small number of residential real estate loans secured by multi-family dwellings.

         Registrant offers adjustable-rate mortgages ("ARMs") that adjust every one, three, and five years and have terms from 1 to 30 years, and fixed-rate mortgage loans with terms of 1 to 30 years. The interest rates on ARMs are based on treasury bill rates and the national cost of funds. Registrant considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers. Registrant also has a small network of correspondents from whom Registrant may be referred both fixed- and adjustable-rate real estate mortgage loans. Registrant retains the adjustable-rate loans for its own loan portfolio and sells most of the fixed rate loans into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"). Historically, Registrant has sold its 30-year and 15-year fixed rate loans in the secondary market; however, Registrant has recently begun to hold its 15-year and 20-year fixed rate mortgage loans to maturity. Registrant also offers Federal Housing Administration and Veterans Administration ("FHA/VA") loans. Fixed-rate mortgage loans are generally originated to FHLMC standards. Although Registrant originates adjustable-rate mortgage loans for its own portfolio, they are underwritten to FHLMC standards, so that they are saleable in the secondary market. FHA/VA loans are originated in accordance with FHA/VA guidelines, most of which are sold to various private investors.

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

         Multi-Family Loans. Registrant also makes fixed-rate and adjustable-rate multi-family loans, including loans on apartment complexes. The largest multi-family real estate loan had a balance of approximately $740,000 at September 30, 1997, on an apartment complex located within its primary market area.

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

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. At September 30, 1997, the largest commercial real estate loan had a balance of approximately $746,000 and was performing.

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

Origination, Purchase, and Sale of Loans

         During the fiscal year ended September 30, 1997, Registrant originated $50.7 million in loans, purchased $31.4 million in loans (all secured by one- to four-family residences), and sold $13.0 million in loans.

         Loan Sales. Registrant generally retains servicing on all loans sold with the exception of fixed rate FHA/VA loans which are sold with servicing released. All such loans were sold without recourse to the Company.

         Loan Commitments. Registrant issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitments generally requires acceptance within 60 days of the date of issuance. For commercial real estate loans or commercial loans in general, the commitment is issued for approximately 60 days and must be closed within 60 days of issuance. Commitments for consumer loans expire 30 days after issuance. At September 30, 1997, Registrant had $1.9 million of commitments to originate mortgage loans.

         Loan Processing and Servicing Fees. In addition to interest earned on loans, the Company recognizes fees and service charges which consist primarily of fees on loans serviced for others and late charges. The Company recognized net loan servicing fees of $161,000, $161,000 and $173,000 for the years ended September 30, 1997, 1996 and 1995, respectively. As of September 30, 1997, loans serviced for others totalled $55.8 million.

         Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations generally limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus calculated as the sum of the Bank's core and supplementary capital included in total capital, plus the balance of the general valuation allowances for loan and lease losses not included in supplementary capital, plus investments in subsidiaries that are not included in calculating core capital, or $500,000, whichever is greater. An additional amount equal to 10% of unimpaired capital and unimpaired surplus may be included if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate). Under this general restriction, the Bank's maximum loan to one borrower ("LTOB") limit at September 30, 1997 was approximately $6.7 million.

         Registrant's largest loan to one borrower is a loan originated in June 1994 having a balance of approximately $746,000 as of September 30, 1997. This loan is secured by commercial real estate. This loan was current at September 30, 1997.

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

                                                         At September 30,
                                             ----------------------------------------
                                              1997    1996    1995      1994    1993
                                              ----    ----    ----      ----    ----
                                                     (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loan secured by 1-4
  dwelling units ..........................   $ 78    $ 51    $239    $    37    $ 48
  All other mortgage loans ................    --      --      --        --       --
Non-Mortgage loans:
  Consumer loans ..........................    294      76       5       --        30
                                              ----    ----    ----    -------    ----
Total .....................................   $372    $127    $244    $    37    $ 78
                                              ====    ====    ====    =======    ====

Accruing loans that are
 contractually past due 90 days
or more:
Mortgage loans:
  Permanent loans secured by 1-
   4 dwelling units .......................   $ 50    $146    $142    $   171    $160
  All other mortgage loans ................    --       44     --        --       --
                                              ----    ----    ----    -------    ----
Total .....................................   $ 50    $190    $142    $   171    $160
                                              ====    ====    ====    =======    ====
Total non-accrual and 90-day
  past due accrual loans ..................   $422    $317    $386    $   208    $238
                                              ====    ====    ====    =======    ====
Real estate owned .........................   $252    $--     $ 66    $   200    $351
                                              ====    ====    ====    =======    ====
Total non-performing
 assets ...................................   $674    $317    $452    $   408    $589
                                              ====    ====    ====    =======    ====
Total non-accrual and 90-day
  past due accrual loans to net
  loans ...................................   0.27%   0.24%   0.39%      0.29%   0.38%
                                              ====    ====    ====    =======    ====
Total non-accrual and 90-day
  past due accrual loans to total
  assets ..................................   0.19%   0.15%   0.19%      0.11%   0.14%
                                              ====    ====    ====    =======    ====
Total non-performing
 assets to total assets ...................   0.30%   0.15%   0.22%      0.22%   0.36%
                                              ====    ====    ====    =======    ====


         Interest income that would have been recorded on renegotiated loans and loans accounted for on a non-accrual basis under the original terms of such loans was $37,000 for the year ended September 30, 1997. Amounts foregone and not included in Registrant's interest income for the year ended September 30, 1997 totalled $13,000.

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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 1997 that Registrant had a general loss allowance for loans and REO of $969,000.

                                                                 At
                                                             September 30,
                                                                1997
                                                             -------------
                                                             (In Thousands)

Special mention assets........................                  $   262
                                                                 ======
Classified assets
  Substandard.................................                   $1,328

  Doubtful....................................                       --
  Loss........................................                       --
                                                                 ------
    Total.....................................                   $1,328
                                                                  =====


         Real Estate Owned. Real estate owned or acquired by Registrant as a result of foreclosure, judgment, or by a deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at fair value as of the date of foreclosure or transfer less estimated disposal costs. Valuations are periodically performed by management and subsequent charges to general mortgage loan reserves are taken when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell. It is subsequently carried at the lower of the new basis (fair value at foreclosure or transfer) or fair value. Registrant had $252,000 in REO as of September 30, 1997.

         Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During the years ended September 30, 1997, 1996, and 1995, Registrant charged $308,000, $135,000 and $9,000, respectively, to the provision for loan losses and $0, $0 and $0, respectively, to the provision for losses on REO or in judgment and other repossessed assets.

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

         The amount and percent of loans in each category to total loans for the distribution of Registrant's allowance for losses on loans at the dates indicated is summarized as follows:

                                                               At September 30,
                          ------------------------------------------------------------------------------------------------------
                                1997               1996                1995                1994                 1993
                          -----------------  ------------------  ------------------  -------------------  ----------------------
                            $          %       $           %        $          %        $          %        $          %
                           ---        ---     ---         ---      ---        ---      ---        ---      ---        ---
                                                            (Dollars in Thousands)

Residential real estate   $603       86.47%   $523       87.44%   $521       89.58%   $526       93.21%   $619       95.25%
Commercial real estate      12        1.67       9        1.42      10        1.78      10        1.80      11        1.71
Commercial business ...     76        2.54      51        2.75      23        1.76     --         0.10     --         0.14
Consumer ..............    278        9.32     157        8.39      90        6.88      83        4.89      86        2.90
                          ----      ------    ----      ------    ----      ------       ----   ------    ----      ------
Total .................   $969      100.00%   $740      100.00%   $644      100.00%   $619      100.00%   $716      100.00%
                          ====      ======    ====      ======    ====      ======       ====   ======    ====      ======

          The   following   table  sets  forth   information   with  respect  to
Registrant's allowance for loan losses at the dates indicated:

                                                        At September 30,
                              --------------------------------------------------------------------
                                 1997           1996          1995          1994         1993
                                 ----           ----          ----          ----         ----
                                                                       (Dollars in Thousands)
Total loans outstanding ....   $ 158,163     $ 129,903     $  98,934     $  71,253     $  62,620
                               =========     =========     =========     =========     =========

Average loans outstanding ..   $ 145,395     $ 110,084     $  81,236     $  64,245     $  61,156
                               =========     =========     =========     =========     =========
Allowance balances
  (at beginning of period) .         740           644           619           716           574
Provision (credit):
  Real estate-mortgage .....          88            20           (17)          (83)          190
  Consumer .................         220           115            26            (2)           (6)
                               ---------     ---------     ---------     ---------     ---------
                                     308           135             9           (85)          184
                               ---------     ---------     ---------     ---------     ---------
Charge-offs:
  Real estate-mortgage .....         (17)          (19)           (1)          (18)          (83)
  Consumer .................         (75)          (20)           (1)           (5)          (17)
                               ---------     ---------     ---------     ---------     ---------
                                     (92)          (39)           (2)          (23)         (100)
                               ---------     ---------     ---------     ---------     ---------
Recoveries:
  Real estate-mortgage .....          13          --              16             9            48
  Consumer .................        --            --               2             2            10
                               ---------     ---------     ---------     ---------     ---------
                                      13          --              18            11            58
                               ---------     ---------     ---------     ---------     ---------
Net (charge-offs) recoveries         (79)          (39)           16           (12)          (42)
                               =========     =========     =========     =========     =========
Allowance balance
  (at end of period) .......   $     969     $     740     $     644     $     619     $     716
                               =========     =========     =========     =========     =========
Allowance for loan losses as
 a percent of total loans
 outstanding ...............         .61%         0.57%         0.65%         0.87%         1.14%
                               =========     =========     =========     =========     =========
Net loans charged off as a
  percent of average loans
  outstanding ..............        0.05%         0.04%        (0.02%)        0.02%         0.07%
                               =========     =========     =========     =========     =========

         The following table sets forth information with respect to Registrant's allowance for losses on real estate owned and in judgment at the dates indicated:

                                                     At September 30,
                                    1997       1996        1995       1994        1993
                                    ----       ----        ----       ----        ----
                                                     (Dollars in Thousands)
Total real estate owned and in
  judgment, net ..............   $    252   $      --   $      66   $     200   $   351
                                 ========   =========   =========   =========   =======
Allowance balances -
   beginning .................   $     --   $      --   $      --   $      --   $    31
Provision ....................                     --          --          --        --
Net charge-offs ..............         --          --          --          --       (31)
                                 --------   ---------   ---------   ---------   -------
Allowance balances - ending ..   $     --   $      --   $      --   $      --   $    --
                                 ========   =========   =========   =========   =======
Allowance for losses on real
 estate owned and in judgment
 to net real estate owned and
in judgment ..................         -- %        -- %        -- %        -- %      -- %
                                 ========   =========   =========   =========   =======

Interest Bearing Accounts Held at Other Financial Institutions

         As of September 30, 1997, the Company had a balance of $2,063,000 on its interest-bearing deposits in other financial institutions, principally with the Federal Home Loan Bank ("FHLB") of Topeka (including up to $100,000 at the other financial institutions covered by FDIC deposit insurance and held in time deposits). The Company maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Investment Activities

         Registrant is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. Registrant has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in Registrant's loan origination and other activities. As of September 30, 1997, Registrant had an investment portfolio of approximately $26.0 million, consisting primarily of U.S. Government agency obligations, U.S. Treasury securities, investment grade corporate debt securities, municipal obligations, and FHLB stock as permitted by the OTS regulations. The level of investment securities increased significantly as a result of the receipt of proceeds from the initial issuance of common stock during 1994. During the last year, the level of investment securities declined as a result of the increase in loan originations. Registrant has also invested in mortgage-related securities principally in Federal National Mortgage Association ("FNMA") ARMs and FHLMC ARMs, and to a lesser extent, Collateralized Mortgage Obligations ("CMOs"). Registrant anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Topeka. Registrant will continue to seek high quality investments with short to intermediate maturities and duration from one to five years.

Investment Portfolio

         The following table sets forth the carrying value of Registrant's investment securities portfolio, short-term investments, mutual funds, and FHLB stock, at the dates indicated. None of the investment securities held as of September 30, 1997 was issued by an individual issuer in excess of 10% of Registrant's capital, excluding the securities of U.S. Government and U.S. Government Agencies and Corporations. As of September 30, 1997, the market value of Registrant's total investment portfolio was $26.0 million.

                                        At September 30, 1997
                                  ---------------------------------
                                   1997          1996        1995
                                  -------      -------      -------

Investments Held to Maturity:
  U.S. Government Securities ..   $  --        $  --        $ 2,887
  U.S. Agency Securities ......    17,298       27,169       29,158
  Corporate Notes and Bonds ...      --           --            250
  Municipal Obligations .......     1,540        2,230        2,530
                                  -------      -------      -------
  Total Investments Held to
    Maturity ..................    18,838       29,399       34,825
                                  -------      -------      -------

Investments Available-for-Sale:
  Common Stock ................     4,087        2,396          207
  FHLB Stock ..................     2,976        1,732        1,476
  Other Equity Securities .....        10           10           10
  Corporate Notes and Bonds ...        50         --           --
                                  -------      -------      -------
  Total Investments Available
   -for-Sale ..................     7,123        4,138        1,693
                                  -------      -------      -------
  Total Investments ...........   $25,961      $33,537      $36,518
                                  =======      =======      =======


         Registrant classifies its investments in accordance with SFAS 115. See the discussion of SFAS 115 under "-- Mortgage-Backed Securities." See Note 2 to Consolidated Financial Statements.

Investment Portfolio Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio as of September 30, 1997.

                                                              As of September 30, 1997
                          ----------------------------------------------------------------------------------------------------------
                          One Year or Less One to Five Years   Five to Ten Years  More than Ten Years Total Investment Securities
                          Carrying Average Carrying Average  Carrying     Average Carrying  Average  Carrying Average     Market
                            Value   Yield   Value    Yield     Value        Yield   Value    Yield    Value    Yield       Value
                            -----   -----   -----    -----     -----        -----   -----    -----    -----    -----       -----
                                                                                                 (Dollars in Thousands)
Investment Securities:
  U.S. Government
    Obligations.........  $    --     --%   $    --     --%   $    --         --%   $    --     --%   $    --     --%    $    --
  U.S. Agency
    Obligations ........       --     --      3,500   5.71     10,298       7.69      3,500   7.24     17,298   7.20      17,340
  Municipal
    Obligations ........      250   5.62        840   5.20        450       5.39         --     --      1,540   5.32       1,567
  Corporate Notes
    and Bonds...........       --     --         --     --         50      11.00         --     --         50  11.00          50
                          -------   ----    -------   ----    -------      -----    -------   ----    -------  -----    -------
    Total ..............  $   250   5.62%   $ 4,340  5.61%    $10,798       7.61%   $ 3,500   7.24%   $18,888   7.05%    $18,957
                          =======   ====    =======   ====    =======      =====    =======   ====    =======   =====    =======


Mortgage-Backed Securities

         To supplement lending activities, Registrant invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity (see notes 3 and 10 to Consolidated Financial Statements).

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

         Registrant adopted SFAS No. 115 as of October 1, 1994. At September 30, 1997, the mortgage-backed securities portfolio had a fair value of $36.9 million and an amortized cost of $36.7 million. That part of the mortgage-backed securities portfolio classified as held to maturity is recorded at amortized cost. That part of the mortgage-backed securities classified as available for sale is recorded at fair value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity (net of tax effects). As of September 30, 1997, there were no mortgage-backed securities that were classified as available for sale.

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

         The collateralized mortgage obligations ("CMOs") (in the form of real estate mortgage investment conduits) held by Registrant at September 30, 1997 totaled $17.6 million and consisted of CMOs issued by FHLMC, FNMA and private issuers. The aggregate book value of CMOs issued by any one private issuer did not exceed 10% of stockholders' equity at September 30, 1997, 1996, and 1995. The portfolio of CMOs held in Registrant's mortgage-backed securities portfolio at September 30, 1997 did not include any residual interests in CMOs. Further, at September 30, 1997, Registrant's mortgage-backed securities portfolio did not include any "stripped" CMOs (i.e., CMOs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest).

         The following table sets forth the carrying value of Registrant's mortgage-backed securities portfolio at the dates indicated.

                                                            Weighted
                                                            Average
                                                            Rate At
                                                            September
                                                              1997                 1997                   1996             1995
                                                             ------              --------             -----------        --------
Held for Investment:
GNMA ARMs.......................................                 -- %          $      --              $        --        $ 11,989
FNMA ARMs.......................................                6.69              13,158                   15,516          19,889
FHLMC ARMs......................................                6.81               4,768                    6,257           7,025
FHLMC Fixed Rate................................                8.40                 246                      401             541
GNMA Fixed Rate.................................                8.00                 373                      553             771
FNMA Fixed Rate.................................                5.59                 590                      813             954
CMOs............................................                6.15              17,555                   22,337          27,037
                                                              ------             -------                  -------         -------
   Total Held for Investment                                    6.46%             36,690                   45,877          68,206
                                                              ======             -------                  -------         -------
Held for Sale...................................                                      --                       --              --
                                                                                 -------                  -------         -------
Total mortgage-backed securities................                                $ 36,690                 $ 45,877        $ 68,206
                                                                                 =======                  =======         =======




         Mortgage-Backed Securities Maturity. The following table sets forth the contractual maturity of Registrant's mortgage-backed securities portfolio at September 30, 1997. The table does not include scheduled principal payments and estimated prepayments.

                                                             Contractual
                                                           Maturities Due
                                                           --------------
                                                           (In Thousands)
Less than 1 year..............................               $  1,026
1 to 3 years..................................                    763
3 to 5 years..................................                    494
5 to 10 years.................................                  4,711
10 to 20 years................................                  5,350
Over 20 years.................................                 24,346
                                                               ------
Total mortgage-backed securities..............                $36,690
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

         Savings deposits and demand and NOW accounts constituted $27.5 million, or 19.0% of Registrant's deposit portfolio at September 30, 1997. Certificates of deposit constituted $117.2 million or 81.0% of the deposit portfolio, including certificates of deposit with principal amounts of $100,000 or more which constituted $11.2 million or 7.7% of the deposit portfolio at September 30, 1997. As of September 30, 1997, Registrant had no brokered deposits.

         To supplement lending activities in periods of deposit growth and/or declining loan demand, Registrant has increased its investments in residential mortgage-backed securities during recent years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. At September 30, 1997, $2.0 million in investment securities and $9.1 million in mortgage-backed securities were pledged as collateral for public funds.

Jumbo Certificates of Deposit

         The following table indicates the amount of Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

                                                                   September 30,
                                                                       1997
                                                                  --------------
                                                                  (In Thousands)
Maturity Period
Within three months.......................................           $  2,175
Over three through six months.............................              4,264
Over six through twelve months............................              2,496
Over twelve months........................................              2,239
                                                                      -------
    Total.................................................            $11,174
                                                                       ======


Borrowings

         Deposits are the primary source of funds of Registrant's lending and investment activities and for its general business purposes. Registrant may obtain advances from the FHLB of Topeka to supplement its supply of lendable funds, and Registrant has utilized this funding source. Advances from the FHLB of Topeka would typically be secured by a pledge of Registrant's stock in the FHLB of Topeka and a portion of Registrant's first mortgage loans and certain other assets. Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1997, Registrant had $46.2 million outstanding from the FHLB of Topeka and no borrowings of any other kind.

Personnel

         As of September 30, 1997 Registrant had 44 full-time and nine part-time employees. None of Registrant's employees are represented by a collective bargaining group.

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

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. See "--Regulation of the Bank -- Proposed Legislation."

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

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for SAIF members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

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

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 1997:

                                                    Percent of
                                                     Adjusted
                                      Amount          Assets
                                      ------          ------
                                     (Dollars in Thousands)

Tangible Capital:
Regulatory requirement............. $  3,349             1.5%
Regulatory capital.................   26,895            12.0
                                    --------            ----
  Excess........................... $ 23,546            10.5%
                                     =======            ====

Core Capital:
Regulatory requirement............. $  6,698             3.0%
Regulatory capital.................   26,895            12.0
                                    --------            ----
  Excess........................... $ 20,197             9.0%
                                     ======             ====

Risk-Based Capital:
Regulatory requirement............. $  8,627             8.0%
Regulatory capital.................   27,864            25.8
                                    --------            ----
  Excess........................... $ 19,237            17.8%
                                     =======            ====


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

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

         Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Internal Revenue Code ("Code:). If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. As of September 30, 1997, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1997, the Bank was in compliance with this requirement.

         Proposed Legislation. The Financial Services Competition Act of 1997, H.R. 10, (the Act), as reported out of the Committee on Banking and Financial Services is currently under consideration in Congress. If passed in its current form, the Act would remove the restrictions in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial institutions. Securities companies, insurance companies and other financial companies would be permitted to own or affiliate with a commercial bank. In addition, the Act would eliminate the thrift charter, requiring all thrift institutions, such as the Bank, to convert to a national bank or a state charter within two years after the date of enactment of the Act. State-chartered savings associations would also be treated as commercial banks under federal banking law. The OTS would be merged into the Office of the Comptroller of the Currency (the "OCC"). The OCC would then become the primary regulator of the Bank. Therefore, if the Act is passed as it now stands, the Bank will be required to convert to a national bank or a state bank, which would significantly alter the regulatory structure of the Bank and the Company. At this time, however, it is not possible to determine when, if at all, and in what form the Act will be passed. It also is not possible to determine the extent to which the Act, if passed, would effect the operations of the Bank and the Company.

Item 2. Description of Property
-------------------------------

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

         In the opinion of management, no material loss is expected from any of the pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of securities holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Stock Price Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         Registrant's financial statements listed under Item 14 are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

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

Item 10.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, Lists and Reports on Form 8-K
------------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of Registrant included in Registrant's Annual Report to Stockholders are incorporated herein by reference and also in Item 8 hereof.

         Independent Auditor's Report.

         Consolidated Statements of Financial Condition as of September 30, 1997 and 1996.

         Consolidated Statements of Operations for the Years Ended September 30, 1997, 1996, and 1995.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1997, 1996, and 1995.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995.

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

                  10.4     Stock Option Agreement with Richard Ball****

                  11       Statement Regarding Computation of Earnings per Share

                  13       Annual Report to Stockholders for the fiscal year ended September 30, 1997

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

*** Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-23164), filed with the SEC.

**** Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 0-23164), filed with the SEC.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of December 29, 1997 on its behalf by the undersigned, thereunto duly authorized.

                                    Landmark Bancshares, Inc.


                                    By: /s/ Larry Schugart
                                            Larry Schugart
                                            President and Chief
                                            Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 29, 1997.

/s/ James F. Strovas                            /s/ Larry Schugart
----------------------------------------        --------------------------------
James F. Strovas                                    Larry Schugart
Senior Vice President and Chief                     President, Chief Executive Officer,
Financial Officer                                   and Director
(Principal Financial and Accounting                (Principal Executive Officer)
Officer)


/s/ Gary L. Watkins                             /s/ Richard A. Ball
----------------------------------------        --------------------------------
Gary L. Watkins                                     Richard A. Ball
Senior Vice President, Chief Operating              Director
Officer, and Secretary


/s/ David H. Snapp                              /s/ C. Duane Ross
----------------------------------------        --------------------------------
David H. Snapp                                      C. Duane Ross
Director                                            Director


/s/ Jim W. Lewis
Jim W. Lewis
Director