Form 10QSB
period 1997-12-31
LANDMARK BANCSHARES INC
filed 1998-02-17
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ________________________

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


                                                  Yes [X]   No

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997:

         $.10 par value common stock                 1,688,641 shares
                  (Class)                              (Outstanding)

Transitional Small Business Disclosure Format:

                                                  Yes       No [X]

                            LANDMARK BANCSHARES, INC.

                                      INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition as of
                  December 31, 1997 (unaudited) and September 30, 1997   1

                  Statements of Income for the Three
                  Months Ended December 31, 1997 and 1996 (unaudited)    2

                  Statements of Cash Flows for the Three Months Ended
                  December 31, 1997 and 1996 (unaudited)                 3 - 4

                  Notes to Financial Statements                          5 - 8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9 - 11

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities                                  12

         Item 5.  Other Information                                      12

         Item 6(b).        Reports on Form 8-K                           12

SIGNATURES                                                               13

           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Financial Condition

                                                                        December 31, 1997  September 30, 1997
                                                                         (Unaudited)
                                                                         ------------------------------------

                           ASSETS
Cash and cash equivalents:
         Interest bearing                                                $   2,514,885    $   2,062,879
         Non-interest bearing                                                  771,754          678,173
Time deposits in other financial institutions                                  111,751          110,580
Securities held to maturity                                                 16,939,243       18,837,942
Securities available for sale                                                8,467,460        7,122,785
Mortgage-backed securities held to maturity                                 33,376,786       36,689,551
Loans receivable, net                                                      166,317,500      157,672,603
Loans held for sale                                                            472,284          490,234
Accrued income receivable                                                    1,516,653        1,446,605
Real estate owned or in judgment and other
         repossessed property, net                                             247,323          251,950
Office properties and equipment, at cost less
         accumulated depreciation                                            1,361,904        1,188,250
Prepaid expenses and other assets                                            1,542,297        1,233,038
Income taxes receivable - current                                                    0           65,564
                                                                         ------------------------------
                                                     TOTAL ASSETS        $ 233,639,840    $ 227,850,154
                                                                         ------------------------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                          145,969,289      144,734,739
         Outstanding checks in excess of bank balance                                0                0
         Other Borrowed Money                                               51,500,000       46,200,000
         Advances from borrowers for taxes and
                  insurance                                                    768,750        1,673,057
         Accrued expenses and other Liabilities                              1,274,436        2,304,593
         Deferred income taxes                                                 871,926          692,435
         Income taxes
                  Current                                                      335,386                0
                                                                         ------------------------------
                                                     TOTAL LIABILITIES   $ 200,719,787    $ 195,604,824
                                                                         ------------------------------

Stockholders' Equity
         Common Stock                                                          228,131          228,131
            $.10 par value; 10,000,000 shares authorized;
            2,281,312 shares issued
         Additional Paid-in Capital                                         22,185,681       22,173,827
         Treasury Stock; 592,671 shares of common stock at cost             (9,249,935)      (9,249,935)
         Retained income (substantially restricted)                         19,740,793       19,305,087
         Employee Stock Ownership Plan                                        (844,597)        (844,597)
         Management Stock Bonus Plan                                          (241,306)        (289,567)
         Net unrealized gain/loss on available for sale securities           1,101,286          922,384
                                                                         ------------------------------
                  Total Stockholders' Equity                                32,920,053       32,245,330
                                                                         ------------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 233,639,840    $ 227,850,154
                                                                         ------------------------------


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                        Consolidated Statements of Income

                                                         Three Months Ended December 31
                                                               1996              1997
                                                           (unaudited)       (unaudited)
                                                         -------------------------------
INTEREST INCOME
         Interest on loans                                   2,750,847   3,341,282
         Interest and dividends on investment securities       543,587     432,926
         Interest on mortgage-backed securities                735,335     584,168
                                                         -------------------------------

                  Total interest income                      4,029,769   4,358,376

INTEREST EXPENSE
         Deposits                                            1,815,263   1,864,805
         Borrowed funds                                        517,137     707,644

                                                         -------------------------------
                  Total interest expense                     2,332,400   2,572,449

                  Net interest income                        1,697,369   1,785,927

PROVISION FOR LOSSES ON LOANS                                   45,000      70,000
                                                         -------------------------------

         Net interest income after provision for losses      1,652,369   1,715,927

NON-INTEREST INCOME
         Service charges and late fees                          60,344      74,597
         Net gain (loss) on available for sale investments     108,692           0
         Net gain (loss) on sale of loans                       59,439      56,449
         Service fees on loans sold                             40,357      30,013
         Other income                                           34,402      32,215

                                                         -------------------------------
                                                               303,234     193,274
NON-INTEREST EXPENSE

         Compensation and related expenses                     497,434     582,158
         Occupancy expense                                      40,957      47,282
         Advertising                                            14,449      16,331
         Federal insurance premium                              99,666      38,823
         Loss (gain) from real estate operations                   306       3,547
         Data processing                                        43,488      45,999
         Other expense                                         175,399     179,986

                                                         -------------------------------
                                                               871,699     914,126

                  Income before income taxes                 1,083,904     995,075

INCOME TAXES EXPENSES                                          431,500     398,950
                                                         -------------------------------

                  Net income                                   652,404     596,125
                                                         -------------------------------


Basic earnings per share                                     $    0.38   $    0.38

Diluted earnings per share                                   $    0.36   $    0.35

Dividends per share                                          $    0.10   $    0.10

                                                                               3
            LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows

                                                                               Three Months Ended December 31
                                                                                   1996              1997
                                                                                (unaudited)       (unaudited)
                                                                            ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $    652,404    $    596,125
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation                                                                28,260          31,430
          Decrease (increase) in accrued interest receivable                         (16,223)        (76,040)
          Increase (decrease) in outstanding checks in excess of bank balance       (143,808)              0
          Increase (decrease) in accrued and deferred income taxes                   461,695         580,441
          Increase (decrease) in accounts payable and accrued expenses                82,033      (1,024,165)
          Amortization of premiums and discounts on investments and loans                528         (32,477)
          Provision for losses on loans                                               45,000          70,000
          Gain/loss on available for sale securities                                (108,692)              0
          Other non-cash items, net                                                  (33,735)       (473,919)
          Sale of loans held for sale                                              7,431,144       2,493,198
          Gain on sale of loans held for sale                                        (59,440)        (56,449)
          Origination of loans held for sale                                      (6,954,041)
          Purchase of loans held for sale                                           (635,950)     (2,399,860)

                                                                            ------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $    749,175    $   (310,655)
                                                                            ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Loan originations and principal payment on loans held for investment          3,677,235      (1,767,492)
     Principal repayments on mortgage-backed securities                            2,003,025       3,313,957
     Loans purchased for investment                                              (12,785,479)     (7,018,907)
     Acquisition of investment securities held to maturity                        (1,000,000)     (3,000,000)
     Acquisition of investment securities available for sale                        (670,705)       (984,282)
     Proceeds from sale of investment securities available for sale                  351,758               0
     Proceeds from maturities or calls of investment securities                    3,300,000       4,900,000
     Net (increase) decrease in time deposits                                        285,000               0
     Sale of real estate acquired in settlement of loans                                   0          99,963
     Acquisition of fixed assets                                                     (33,363)       (205,083)

                                                                            ------------------------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                  (4,872,529)     (4,661,844)
                                                                            ------------------------------------------


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                        Three Months Ended December 31
                                                                            1996            1997
                                                                         (unaudited)     (unaudited)
                                                                    -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                $ (1,240,573)   $  1,234,550
     Net increase (decrease) in escrow accounts                           (1,013,066)       (904,307)
     Proceeds from FHLB advance and other borrowings                      31,000,000      34,800,000
     Repayment of FHLB advance and other borrowings                      (21,200,000)    (29,500,000)
     Acquisition of Treasury Stock                                          (298,750)              0
     Other Financing Activities                                               45,170          48,261
     Dividend Payment                                                       (175,352)       (160,418)

                                                                    -------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           7,117,429       5,518,086
                                                                    -------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                2,994,075         545,587

BEGINNING CASH AND CASH EQUIVALENTS                                          473,710       2,741,052

                                                                    -------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                           3,467,785       3,286,639
                                                                    -------------------------------------

SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
         Interest on deposits, advances, and other borrowings              2,359,117       2,597,287
         Income taxes                                                        431,500               0

     Transfers from loans to real estate acquired through foreclosure              0          19,155

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

The results of operation for the three months ending December 31, 1997, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1998.

2. On March 28, 1994, the Bank segregated and restricted $15,144,357 of retained earnings in a liquidation account for the benefit of eligible savings account holders who continue to maintain their accounts at the bank after the conversion of the bank from mutual to stock form. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted balances of all qualifying deposits then held. The liquidation account will be reduced annually at September 30th to the extent that eligible account holders have reduced their qualifying deposits.

3.       INVESTMENTS AND MORTGAGE - BACKED SECURITIES

         A summary of the Bank's carrying value of investment and mortgage - backed securities as of December 31, 1997 and September 30, 1997, is as follows:

Investment Securities                                    December 31, 1997          September 30, 1997
                                                     -------------------------------------------------------
Held to maturity:
         Government Agency Securities                       $ 15,499,243               $ 17,297,942
         Municipal Obligations                                 1,440,000                  1,540,000
                                                     -------------------------------------------------------

                                                             $16,939,243                $18,837,942


Available for sale:
         Common Stock                                          5,270,360                  4,086,785
         Stock in Federal Home Loan Bank                       3,037,100                  2,976,000
         Other                                                   160,000                     60,000
                                                     --------------------------------------------------------

                                                             $ 8,467,460                $ 7,122,785

                                                                               6

Mortgage - Backed Securities held to maturity:
         FNMA - Arms                                         12,494,007                 13,157,644
         FHLMC -Arms                                          4,244,766                  4,768,042
         FHLMC -Fixed Rate                                      266,754                    245,443
         CMO Government Agency                               11,843,535                 13,310,277
         CMO Private Issue                                    3,723,153                  4,245,057
         FNMA - Fixed Rate                                      502,849                    589,777
         GNMA - Fixed Rate                                      341,722                    373,311

         Unamortized Premiums                                         0                          0

         Unearned Discounts                                           0                          0
                                                            --------------------------------------

                                                            $33,376,786                $36,689,551

4.       LOAN RECEIVABLE, NET

         A summary of the Bank's loans receivable at December 31, 1997 and September 30, 1997, is as follows:

                                                         December 31, 1997         September 30, 1997
                                                     ------------------------------------------------

Mortgage Loans Secured by
         One to Four Family Residences                      129,061,405                122,015,418
         Secured by Other Properties                          3,404,611                  3,452,789
         Construction Loans                                   1,739,799                  1,936,517
         Other                                                3,340,095                  2,666,395
                                                     ------------------------------------------------

                                                            137,545,910                130,071,119
Plus (Less):
         Unamortized Premium on Loan Purchase                    49,548                     29,460
         Unearned Discount and Loan Fees                       (330,473)                  (348,405)
         Undisbursed Loan Proceeds                               (1,767)                    (1,724)
         Allowance for Loan Losses                             (640,056)                  (615,049)
                                                     ------------------------------------------------

         Total Mortgage Loans                               136,623,162                129,135,401
                                                     ------------------------------------------------

Consumer and Other Loans:
         Automobile                                          14,523,067                 13,309,943
         Commercial                                           4,176,884                  4,049,950
         Loans on Deposits                                      604,888                    573,654
         Home Equity and Second Mortgage                      9,742,115                  9,986,176
         Mobile Home                                             42,576                     46,900
         Other                                                1,008,682                    924,153
                                                     ------------------------------------------------

                                                             30,098,212                 28,890,776

Less:
         Allowance for Loan Losses                             (403,874)                  (353,574)
                                                     ------------------------------------------------

         Total Consumer and Other Loans                      29,694,338                 28,537,202
                                                     ------------------------------------------------

Net Loans Receivable                                       $166,317,500               $157,672,603


A summary of the Bank's allowance for loan losses for the 3 months ended December 31, 1997 and 1996, are as follows:

                                                                         Three Months Ended
                                                                            December 31
                                                                  1996                     1997
                                                              -------------------------------------
         Balance Beginning                                     $740,346                  $968,623
         Provisions Charged to Operations                        45,000                    70,000
         Loans Charged Off Net of Recoveries                     (5,251)                    5,308
                                                              -------------------------------------

Balance Ending                                                 $780,095                $1,043,931

There has been no significant change in the level of non performing loans from September 30, 1997 to December 31, 1997.

5.       REAL ESTATE OWNED OR IN JUDGMENT

         Real Estate owned or in judgment, including in-substance foreclosures and other repossessed property:

                                                       December 31, 1997    September 30, 1997
                                                       -------------------------------------------

         Real Estate Acquired by Foreclosure                $157,957             $ 232,851
         Real Estate Loans in Judgment and
            Subject to Redemption                             70,094                19,099
         Other Repossessed Assets                             19,272                     0
                                                       -------------------------------------------

                                                            $247,323             $ 251,950

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

At December 31, 1997, the Bank had outstanding commitments to fund real estate loans of $1,784,859. Of the commitments outstanding, $1,303,250 are for fixed rate loans at rates of 6.75% to 10.0%. Commitments for adjustable rate loans amount to $481,609 with initial rates of 6.75% to 8.0%. Outstanding loan commitments to sell as of December 31, 1997 were $719,561. In addition the Bank had outstanding commercial loan commitments of $3,732,250 with initial rates of 8.0% to 10.0%.

7.       EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (potential common stock) were exercised or converted to common stock. For the periods presented potential common stock includes outstanding stock options and nonvested stock awarded under the Management Stock Bonus Plan.

         Earnings per share for the three months ending December 31, 1997 and 1996, was determined as follows:


         STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                            Basic Earnings Per Share
                                                                Three months ended
                                                                    December 31
                                                              1996               1997
                                                     ------------------------------------
Weighted average common shares outstanding,
         Net of Treasury shares                            1,852,996          1,688,641
Average unallocated ESOP shares                              (99,432)          (84,423)
Weighted average treasury share purchased                     (2,870)                0
Nonvested MSBP shares                                        (43,345)          (25,094)
                                                     ------------------------------------
Weighted Average Shares for Basic EPS                      1,707,349         1,579,124
                                                     ------------------------------------

Net Earnings                                                 652,404           596,125
                                                     ------------------------------------

Per share amount                                               $0.38             $0.38

                                                           Diluted Earnings Per Share
                                                               Three months ended
                                                                  December 31
                                                             1996               1997
                                                     ------------------------------------
Weighted average shares for Basic EPS                     1,707,349          1,579,124
Dilutive stock options                                       92,080            138,558
Dilutive MSBP shares                                          9,917              8,681
                                                     ------------------------------------
Weighted Average Shares for Diluted EPS                   1,809,346          1,726,363
                                                     ------------------------------------

Net Earnings                                                652,404            596,125
                                                     ------------------------------------

Per share amount                                              $0.36              $0.35


8.       DIVIDENDS

         At a October 1997 board meeting, the Directors of the Company declared a $0.10 per share dividend. The dividend was payable to all stockholders of record as of November 3, 1997.

                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

         Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended December 31, 1997. The Bank is primarily engaged in the business of accepting deposit accounts from the general public, using such funds to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas and for the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Wichita, Kansas City, and other cities in Kansas, in Albuquerque and Santa Fe, New Mexico, and Madison, Wisconsin. To a lesser extent, the Bank will purchase adjustable rate mortgages loans, to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans and savings deposit loans.

Management Strategy:

         Management's strategy has been to maintain profitability and increase capital. The Bank's lending strategy has historically focused on the origination of traditional, conforming one to four-family mortgage loans with the primary emphasis on single-family residences. The Bank's secondary focus has been on consumer loans, second mortgage loans, home equity loans and savings deposit loans. This focus, and the application of strict underwriting standards, are designed to reduce the risk of loss on the Bank's loan portfolio. However, this lack of diversification in its portfolio structure does increase the Bank's portfolio concentration risk by making the value of the portfolio more susceptible to declines in real estate values in its market area. This has been mitigated in recent years, through the investment in mortgage-backed securities and the sales of loans in the secondary market.

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

         The Bank historically sold 30 year fixed rate mortgages in the secondary market, however the Bank is keeping all currently originated 15 year and 20 year mortgages with fixed rates at or above 7.0% and 7.25% for investment and selling all other fixed rate loans.

         Through the first three months of fiscal year 1998 rates continued with moderate decline. As a result of rates at the end of December 1997, the Bank reflected only a unrealized gain of less than $1,000 in loans held for sale. Sustained levels of gain on sale of loans is dependent on continued stable or downward interest rate movement and would likely be adversely affected by a continued rise in interest rates.

Changes in financial condition between December 31, 1997 and September 30, 1997:

         Total assets increased by $5,789,686, or approximately 2.54% between September 30, 1997 and December 31, 1997. This increase is largely attributed to a $8,644,897 increase in loan receivables.

         The Bank utilizes FHLB line of credit and short term advances which increased $5.3 million from September 30, 1997 to December 31, 1997 to fund the acquisition of adjustable rate mortgages. In managing the Bank's overall interest rate risk, loan purchases have been made which increase the level of risk to the extent that borrowing will reprice more frequently than the adjustments on the mortgages.

Results of operations: comparison between the three months ended December 31, 1997 and 1996:

         Net income for the three-month period ended December 31, 1997 of $596,125 represents a decrease of $56,279 from the net income reported for the three-month period ended December 31, 1996. The decrease was primarily due to a $108,692 gain on sale of investments during the three month period ended December 31, 1996

         Net interest income after provision for losses on loans for the three-month period ended December 31, 1997 increased $63,558 or approximately 3.8% to $1,715,927 as compared with $1,652,369 for the same period ended December 31, 1996. This increase is associated with the increased interest received on the mortgage loan portfolio. Provision for loan loss has been increased primarily due to increased consumer lending. This net interest income increase is a result of an increase in the volume of net invested loans.

         Non interest income for the three-month period ended December 31, 1997 decreased $109,960 or 36.26% to $193,274 as compared with $303,234 for the same period ended December 31, 1996. This decrease was due to the $108,652 net gain from sale of investments during the quarter ended December 1996.

         Other expenses for the three-month period ended December 31, 1997 increased $42,427 or 4.8% to $914,126 as compared with $871,699 for the same period ended December 31, 1996. This increase is primarily due to increased compensation compared to the quarter ending December 31, 1996, partially offset by the decrease in federal insurance premiums.

Earnings Per Share:

Effective with the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. The Statement is to be applied to financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Statement requires restatement of all prior-period earnings per share (EPS) data presented.

FAS No. 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. Diluted EPS is computed similarly to the previously presented fully diluted earnings per share.

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 4 percent. The Bank's liquidity ratio averaged 5.25% during

December 1997. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

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


The Bank's capital requirements and actual capital under the OTS regulations are as follows at December 31, 1997:

                                  Amount (Thousands)         Percent of Assets

GAAP Capital                         $24,511                     10.77%

Tangible Capital:
         Actual                       24,511                     10.77%
         Required                      3,412                      1.50%

         Excess                       21,099                      9.27%

Core Capital:
         Actual                       24,511                     10.77%
         Required                      6,825                      3.00%

         Excess                       17,686                      7.77%

Risk-Based Capital:
         Actual                       25,555                     22.68%
         Required                      9,015                      8.00%

         Excess                      $16,540                     14.68%

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




Date February 13, 1998           LANDMARK BANCSHARES, INC.


                                 By    /S/Larry Schugart
                                       -----------------------------------------
                                          LARRY SCHUGART
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


                                 By    /S/James F. Strovas
                                       -----------------------------------------
                                          JAMES F. STROVAS
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Representative)