Form 10QSB/A
period 1997-12-31
LANDMARK BANCSHARES INC
filed 1998-02-20
CIK 915800

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

                                                                               3
            LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows

                                                                               Three Months Ended December 31
                                                                                   1996              1997
                                                                                (unaudited)       (unaudited)
                                                                            ------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $    652,404    $    596,125
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation                                                                28,260          31,430
          Decrease (increase) in accrued interest receivable                         (16,223)        (76,040)
          Increase (decrease) in outstanding checks in excess of bank balance       (143,808)              0
          Increase (decrease) in accrued and deferred income taxes                   461,695         580,441
          Increase (decrease) in accounts payable and accrued expenses                82,033      (1,024,165)
          Amortization of premiums and discounts on investments and loans                528         (32,477)
          Provision for losses on loans                                               45,000          70,000
          Gain/loss on available for sale securities                                (108,692)              0
          Other non-cash items, net                                                  (33,735)       (473,919)
          Sale of loans held for sale                                              7,431,144       2,493,198
          Gain on sale of loans held for sale                                        (59,440)        (56,449)
          Origination of loans held for sale                                      (6,954,041)       ^(18,939)
          Purchase of loans held for sale                                           (635,950)     (2,399,860)

                                                                            ------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $    749,175    $   (310,655)
                                                                            ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Loan originations and principal payment on loans held for investment          3,677,235      (1,767,492)
     Principal repayments on mortgage-backed securities                            2,003,025       3,313,957
     Loans purchased for investment                                              (12,785,479)     (7,018,907)
     Acquisition of investment securities held to maturity                        (1,000,000)     (3,000,000)
     Acquisition of investment securities available for sale                        (670,705)       (984,282)
     Proceeds from sale of investment securities available for sale                  351,758               0
     Proceeds from maturities or calls of investment securities                    3,300,000       4,900,000
     Net (increase) decrease in time deposits                                        285,000               0
     Sale of real estate acquired in settlement of loans                                   0          99,963
     Acquisition of fixed assets                                                     (33,363)       (205,083)

                                                                            ------------------------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                  (4,872,529)     (4,661,844)
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




Date February 20, 1998           LANDMARK BANCSHARES, INC.


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