Form 10QSB
period 1998-03-31
LANDMARK BANCSHARES INC
filed 1998-05-12
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998

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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998:

         $.10 par value common stock                  1,655,482 shares
                  (Class)                               (Outstanding)

Transitional Small Business Disclosure Format:

                                    Yes  [ ]  No  [X]

                            LANDMARK BANCSHARES, INC.

                                      INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition as of
                  March 31, 1998 (unaudited) and September 30, 1997       1

                  Statements of Income for the Three and Six
                  Months Ended March 31, 1998 and 1997 (unaudited)        2

                  Statements of Cash Flows for the Six Months Ended
                  March 31, 1998 and 1997 (unaudited)                     3 - 4

                  Notes to Financial Statements                           5 - 8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9 - 12

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities                                   13

         Item 4.  Submission of Matter to a Vote of Security Holders      13

         Item 5.  Other Information                                       13

         Item 6(b).        Reports on Form 8-K                            13

SIGNATURES                                                                14

           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Financial Condition

                                                                        March 31, 1998 September 30, 1997
                                                                          (Unaudited)
                                                                         ------------------------------

                           ASSETS
Cash and cash equivalents:
         Interest bearing                                                $   5,738,632    $   2,062,879
         Non-interest bearing                                                  676,217          678,173
Time deposits in other financial institutions                                  160,732          110,580
Securities held to maturity                                                 12,989,522       18,837,942
Securities available for sale                                                8,930,804        7,122,785
Mortgage-backed securities held to maturity                                 29,726,731       36,689,551
Loans receivable, net                                                      165,396,676      157,672,603
Loans held for sale                                                          2,662,603          490,234
Accrued income receivable                                                    1,394,489        1,446,605
Real estate owned or in judgment and other
         repossessed property, net                                             160,234          251,950
Office properties and equipment, at cost less
         accumulated depreciation                                            1,661,570        1,188,250
Prepaid expenses and other assets                                            1,769,326        1,233,038
Income taxes receivable - current                                                    0           65,564
                                                                         ------------------------------
                                                     TOTAL ASSETS        $ 231,267,536    $ 227,850,154
                                                                         ------------------------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                          149,965,557      144,734,739
         Other Borrowed Money                                               43,900,000       46,200,000
         Advances from borrowers for taxes and insurance                     1,210,523        1,673,057
         Accrued expenses and other Liabilities                              2,542,085        2,304,593
         Deferred income taxes                                                 949,514          692,435
         Income taxes
                  Current                                                       56,783                0
                                                                         ------------------------------
                                                     TOTAL LIABILITIES   $ 198,624,462    $ 195,604,824
                                                                         ------------------------------
Stockholders' Equity
         Common Stock                                                          228,131          228,131
            $.10 par value; 10,000,000 shares authorized;
            2,281,312 shares issued March 31, 1998
         Additional Paid-in Capital                                         22,207,701       22,173,827
         Treasury Stock; 625,830 shares of common stock at cost            (10,007,178)      (9,249,935)
         Retained income (substantially restricted)                         20,034,394       19,305,087
         Employee Stock Ownership Plan                                        (844,597)        (844,597)
         Management Stock Bonus Plan                                          (193,045)        (289,567)
         Net unrealized gain/loss on available for sale securities           1,217,668          922,384
                                                                         ------------------------------
                  Total Stockholders' Equity                                32,643,074       32,245,330
                                                                         ------------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 231,267,536    $ 227,850,154
                                                                         ------------------------------


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                        Consolidated Statements of Income

                                                           Three Months Ended March 31  Six Months Ended March 31
                                                                 1997         1998          1997         1998
                                                                     (unaudited)              (unaudited)
                                                           ------------------------------------------------------
INTEREST INCOME
         Interest on loans                                    2,853,594    3,416,614     5,604,442    6,757,895
         Interest and dividends on investment securities        541,311      369,234     1,084,898      802,162
         Interest on mortgage-backed securities                 692,989      522,540     1,428,324    1,106,708
                                                           ------------------------------------------------------
                  Total interest income                       4,087,894    4,308,388     8,117,664    8,666,765

INTEREST EXPENSE
         Deposits                                             1,796,919    1,853,397     3,612,181    3,718,202
         Borrowed funds                                         575,658      676,002     1,092,796    1,383,649
                                                           ------------------------------------------------------
                  Total interest expense                      2,372,577    2,529,399     4,704,977    5,101,851

                  Net interest income                         1,715,317    1,778,989     3,412,687    3,564,914

PROVISION FOR LOSSES ON LOANS                                    55,000       75,000       100,000      145,000
                                                           ------------------------------------------------------
         Net interest income after provision for losses       1,660,317    1,703,989     3,312,687    3,419,914

NON-INTEREST INCOME
         Service charges and late fees                           63,410       89,254       123,753      154,615
         Net gain (loss) on available for sale investments       64,223       95,042       172,916       95,042
         Net gain (loss) on sale of loans                         5,224      107,740        64,663      164,189
         Service fees on loans sold                              40,692       18,772        81,049       58,023
         Other income                                            33,104       41,346        67,502       73,561
                                                           ------------------------------------------------------
                                                                206,653      352,154       509,883      545,430
NON-INTEREST EXPENSE

         Compensation and related expenses                      514,347      614,785     1,011,779    1,196,942
         Occupancy expense                                       41,695       49,392        82,652       96,674
         Advertising                                             17,499       12,691        31,947       29,021
         Federal insurance premium                               20,148       39,018       119,814       77,840
         Loss (gain) from real estate operations                    683         (788)          989        2,759
         Data processing                                         52,327       63,245        95,815      109,244
         Other expense                                          240,824      257,863       416,224      437,852
                                                           ------------------------------------------------------
                                                                887,523    1,036,206     1,759,220    1,950,332

                  Income before income taxes                    979,447    1,019,937     2,063,350    2,015,012

INCOME TAXES EXPENSES                                           398,300      407,500       829,800      806,450
                                                           ------------------------------------------------------
                  Net income                                    581,147      612,437     1,233,550    1,208,562
                                                           ------------------------------------------------------

Basic earnings per share                                     $     0.35   $     0.39    $     0.73   $     0.77

Diluted earnings per share                                   $     0.32   $     0.36    $     0.68   $     0.70

Dividends per share                                          $     0.10   $     0.20    $     0.20   $     0.30


            LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows

                                                                                  Six Months Ended March 31
                                                                                     1997            1998
                                                                                 (unaudited)     (unaudited)
                                                                                -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $  1,233,550    $  1,208,562
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation                                                                56,203          64,711
          Decrease (increase) in accrued interest receivable                         (39,090)         48,156
          Increase (decrease) in outstanding checks in excess of bank balance        (73,144)              0
          Increase (decrease) in accrued and deferred income taxes                   449,636         379,426
          Increase (decrease) in accounts payable and accrued expenses              (722,036)        241,397
          Amortization of premiums and discounts on investments and loans              5,008         (29,298)
          Provision for losses on loans                                              100,000         145,000
          Gain/loss on available for sale investments                               (172,916)        (95,042)
          Other non-cash items, net                                                   33,298        (652,233)
          Sale of loans held for sale                                              8,437,797       7,595,266
          Gain on sale of loans held for sale                                        (64,663)       (164,189)
          Origination of loans held for sale                                      (6,394,353)     (6,096,336)
          Purchase of loans held for sale                                           (744,700)     (3,507,110)
                                                                                -----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $  2,104,590    $   (861,690)
                                                                                -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Loan originations and principal payment on loans held for investment            442,408         409,567
     Principal repayments on mortgage-backed securities                            4,188,387       6,957,942
     Loans purchased for investment                                              (17,105,864)     (8,437,257)
     Proceeds from sale of mortgage-backed securities available for sale             485,205               0
     Acquisition of investment securities held to maturity                        (3,300,000)     (4,000,000)
     Acquisition of investment securities available for sale                        (951,165)     (1,503,656)
     Proceeds from sale of investment securities available for sale                  485,205               0
     Proceeds from maturities or calls of investment securities                    5,090,000      10,100,000
     Net (increase) decrease in time deposits                                        280,000         (50,000)
     Sale of real estate acquired in settlement of loans                               2,000         269,114
     Acquisition of fixed assets                                                     (50,089)       (538,587)
                                                                                -----------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                 (10,919,118)      3,207,123
                                                                                -----------------------------

           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                          Six Months Ended March 31
                                                                              1997           1998
                                                                          (unaudited)     (unaudited)

                                                                        ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                $  5,582,833    $  5,230,818
     Net increase (decrease) in escrow accounts                             (677,315)       (462,479)
     Proceeds from FHLB advance and other borrowings                      47,223,000      44,100,000
     Repayment of FHLB advance and other borrowings                      (42,056,333)    (46,400,000)
     Treasury Stock                                                         (811,813)       (757,243)
     Other Financing Activities                                               96,522          96,522
     Dividend Payment                                                       (346,705)       (479,254)
                                                                        ------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           9,010,189       1,328,364
                                                                        ------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                  195,661       3,673,797

BEGINNING CASH AND CASH EQUIVALENTS                                          473,710       2,741,052
                                                                        ------------------------------
ENDING CASH AND CASH EQUIVALENTS                                             669,371       6,414,849
                                                                        ------------------------------
SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
         Interest on deposits, advances, and other borrowings              4,752,544       5,212,822
         Income taxes                                                        829,800         684,103

     Transfers from loans to real estate acquired through foreclosure              0          19,155

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

The results of operation for the six months ending March 31, 1998, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1998.

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

3.       INVESTMENTS AND MORTGAGE - BACKED SECURITIES

         A summary of the Bank's carrying value of investment and mortgage - backed securities as of March 31, 1998 and September 30, 1997, is as follows:

Investment Securities                                        March 31, 1998               September 30, 1997
                                                     -------------------------------------------------------
Held to maturity:
         Government Agency Securities                          11,499,522                         17,297,942
         Municipal Obligations                                  1,240,000                          1,540,000
         Other                                                    250,000                                  0
                                                     --------------------------------------------------------
                                                              $12,989,522                        $18,837,942


Available for sale:
         Common Stock                                           5,627,604                          4,086,785
         Stock in Federal Home Loan Bank                        3,093,200                          2,976,000
         Other                                                    210,000                             60,000
                                                     --------------------------------------------------------
                                                              $ 8,930,804                        $ 7,122,785

Mortgage - Backed Securities held to maturity:
         FNMA - Arms                               11,328,080    13,157,644
         FHLMC -Arms                                3,790,408     4,768,042
         FHLMC -Fixed Rate                            204,821       245,443
         CMO Government Agency                     10,260,744    13,310,277
         CMO Private Issue                          3,336,807     4,245,057
         FNMA - Fixed Rate                            492,947       589,777
         GNMA - Fixed Rate                            312,924       373,311
                                                ------------------------------
                                                  $29,726,731   $36,689,551

4.       Loan Receivable, Net

         A summary of the Bank's loans receivable at March 31, 1998 and September 30, 1997, is as follows:

                                               March 31, 1998 September 30, 1997
                                                --------------------------------
Mortgage Loans Secured by
         One to Four Family Residences            126,251,871      122,015,418
         Secured by Other Properties                3,405,082        3,452,789
         Construction Loans                         1,254,521        1,936,517
         Other                                      4,431,850        2,666,395
                                                ------------------------------
                                                  135,343,325      130,071,119
Plus (Less):
         Unamortized Premium on Loan Purchase          42,118           29,460
         Unearned Discount and Loan Fees             (307,850)        (348,405)
         Undisbursed Loan Proceeds                    133,645           (1,724)
         Allowance for Loan Losses                   (670,056)        (615,049)
                                                ------------------------------
         Total Mortgage Loans                     134,541,181      129,135,401
                                                ------------------------------

Consumer and Other Loans:
         Automobile                                15,462,484       13,309,943
         Commercial leases                          4,686,064        4,049,950
         Loans on Deposits                            371,674          573,654
         Home Equity and Second Mortgage            9,895,916        9,986,176
         Mobile Home                                   39,564           46,900
         Other                                        797,091          924,153
                                                --------------------------------
                                                   31,252,793       28,890,776

Less:
         Allowance for Loan Losses                   (397,298)        (353,574)
                                                ------------------------------
         Total Consumer and Other Loans            30,855,495       28,537,202
                                                ------------------------------
Net Loans Receivable                            $ 165,396,676    $ 157,672,603

A summary of the Bank's allowance for loan losses for the 3 and 6 months ended March 31, 1998 and 1997, are as follows:

                                                             Three Months Ended             Six Months Ended
                                                                   March 31                      March 31
                                                               1997           1998           1997           1998
                                                          --------------------------------------------------------

         Balance Beginning                                $   780,095    $ 1,043,931    $   740,346    $   968,623
         Provisions Charged to Operations                      55,000         75,000        100,000        145,000
         Loans Charged Off Net of Recoveries (5,657)          (51,577)       (10,908)       (46,269)
                                                          --------------------------------------------------------
Balance Ending                                            $   829,438    $ 1,067,354    $   829,438    $ 1,067,354

There has been no significant change in the level of non performing loans from September 30, 1997 to March 31, 1998.

5.       REAL ESTATE OWNED OR IN JUDGMENT

         Real Estate owned or in judgment, including in-substance foreclosures and other repossessed property:

                                                     March 31, 1998            September 30, 1997
                                                     --------------------------------------------

         Real Estate Acquired by Foreclosure                $19,155                  $232,851
         Real Estate Loans in Judgment and
            Subject to Redemption                           128,296                    19,099
         Other Repossessed Assets                            12,783                         0
                                                     --------------------------------------------
                                                           $160,234                  $251,950

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

At March 31, 1998, the Bank had outstanding commitments to fund real estate loans of $2,622,259. Of the commitments outstanding, $1,707,850 are for fixed rate loans at rates of 6.625% to 10.00%. Commitments for adjustable rate loans amount to $914,409 with initial rates of 5.875% to 8.25%. Outstanding loan commitments to sell as of March 31, 1998 were $282,616. In addition the Bank had outstanding commercial loan commitments of $3,316,039 with initial rates of 8.00% to 10.00%.

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

         Earnings per share for the three and six months ending March 31, 1998 and 1997, was determined as follows;


         STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                         Basic Earnings Per Share
                                                 Three months ended         Six months ended
                                                      March 31                    March 31
                                                 1998          1997          1998          1997
                                             ------------------------------------------------------
Weighted average common shares outstanding
         Net of Treasury shares               1,688,641     1,852,996     1,688,641     1,852,996
Average unallocated ESOP shares                 (81,000)      (96,010)      (82,711)      (97,721)
Weighted average treasury shares purchased      (19,408)      (37,611)       (9,704)      (20,240)
Nonvested MSBP shares                           (20,526)      (38,773)      (22,810)      (41,059)

Weighted Average Shares for Basic EPS         1,567,707     1,680,602     1,573,416     1,693,976
                                             ------------------------------------------------------

Net Earnings                                    612,437       581,147     1,208,562     1,233,550
                                             ------------------------------------------------------

Per share amount                             $     0.39    $     0.35    $     0.77    $     0.73

                                                  Diluted Earnings Per Share
                                            Three months ended      Six months ended
                                                 March 31                      March 31
                                             1998        1997        1998       1997
                                       ------------------------------------------------

Weighted average shares for Basic EPS     1,567,707   1,680,602   1,573,416   1,693,976
Dilutive stock options                      134,290     107,664     136,424      99,872
Dilutive MSBP shares                          6,881      10,375       7,781      10,146
                                       ------------------------------------------------

Weighted Average Shares for Diluted EPS   1,708,877   1,798,641   1,717,647   1,803,993
                                       ------------------------------------------------

Net Earnings                                612,437     581,147   1,208,562   1,233,550
                                       ------------------------------------------------

Per share amount                          $    0.36   $    0.32   $    0.70   $    0.68

8.       DIVIDENDS

         At a January 1998 board meeting, the Directors of the Company declared a $0.10 per share dividend and a $0.10 per share special dividend. The dividends were payable to all stockholders of record as of February 2, 1998.

                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

         Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended March 31, 1998. The Bank is primarily engaged in the business of accepting deposit accounts from the general public, using such funds to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas and for the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Wichita, Kansas City, and other cities in Kansas and in Albuquerque and Santa Fe, New Mexico, and Madison, Wisconsin. To a lesser extent, the Bank will purchase adjustable rate mortgage loans, to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans and savings deposit loans.

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

         The Bank historically sold 30 year fixed rate mortgages in the secondary market, however the Bank is keeping all currently originated 15 year and 20 year or shorter mortgages with fixed rates at or above 7.0% and 7.25% for investment and selling all other fixed rate loans.

         Throughout the first six months of fiscal year 1998 rates continued with moderate decline. As a result of the rates at the end of March 1998, the Bank has a unrealized gain of $107,740 in loans held for sale. Sustained levels of gain on sale of loans is dependent on continued stable or downward interest rate movement and would likely be adversely affected by a continued rise in interest rates.

Changes in financial condition between March 31, 1998 and September 30, 1997:

         Total assets increased by $3,714,382, or approximately 1.49% between September 30, 1997 and March 31, 1998. This increase is largely attributed to a $9,896,442 increase in loan receivables.

Results of operations: comparison between the three and six months ended March 31, 1998 and 1997:

         Net income for the three-month period ended March 31, 1998 of $612,437 represents an increase of $31,290 or a 5.3% increase from the net income reported for the three-month period ended March 31, 1997. The increase was primarily due to an increase of $563,020 on interest income from increased volume on loans. Mortgage loans purchased from correspondents and originations are being partially funded through investments maturing or being called.

         Net income for the six-month period ended March 31, 1998 of $1,208,562 represents a decrease of $24,988 or a 0.02% decrease over the net income reported for the six-month period ended March 31, 1997. This decrease was primarily due to an increase of $191,112 in non-interest expense.

         Net interest income before provision for losses on loans for the three-month period ended March 31, 1998 increased $63,672 or approximately 3.71% to $1,778,989 as compared with $1,715,317 for the same period ended March 31, 1997. This increase is associated with the increased interest received on the mortgage loan portfolio.

         Net interest income before provision for losses on loans for the six-month period ended March 31, 1998 increased $152,227 or 4.46% to $3,564,914 as compared with $3,412,687 for the same period ended March 31, 1997. This increase is associated with the increased interest received on the mortgage loans.

         Interest expense for the three-month period ended March 31, 1998 increased $156,822 or 6.61% to $2,529,399 as compared with $2,372,577 for the same period ended March 31, 1997. This increase is due to a growth in saving deposit balances.

         Interest expense for the six-month period ended March 31, 1998 increased $396,874 or 8.44% to $5,101,851 as compared with $4,704,977 for the same period ended March 31, 1997. This increase is due to a growth in saving deposit balances and a increase in the average balance of borrowed funds.

         The Bank added $75,000 for the three month period ending March 31, 1998 and $145,000 for the six month period ending March 31, 1998 to the provision for loan losses. These additions are due to increased loan production during this period including increased consumer and commercial loans and related credit risk.

         Other income including non operating items for the three-month period ended March 31, 1998 increased $145,501 or 70.41% to $352,154 as compared with $206,653 for the same period ended March 31, 1997 This increase primarily was due to $30,819 increase in gains of sales of available for sale securities and an increase of $102,516 on gain of sale of loans during the quarter.

         Other income including non operating items for the six-month period ended March 31, 1998 increased $35,547 or 6.97% to $545,430 as compared with $509,883 for the same period ended March 31, 1997. This increase was primarily due to $99,526 increase in net gains of sale of loans.

         Non interest expenses for the three-month period ended March 31, 1998 increased $148,683 or 16.75% to $1,036,206 as compared with $887,523 for the same period ended March 31, 1997. This increase is primarily due to the expansion of the commercial lending department and staffing at new branch facility.

         Non interest expenses for the six-month period ended March 31, 1998 increased $191,112 or 10.86% to $1,950,220 as compared with $1,759,220 for the same period ended March 31, 1997. This increase is primarily due to the expansion of the commercial lending department and staffing at new branch facility.

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

Y2K Compliance

The Bank has developed a plan to attain Y2K compliance of critical operation systems. That plan includes assessment and testing of vendors systems including external data processing center and equipment and software upgrades. The plan currently calls for testing of mission critical systems by August 1998. The Y2K costs are projected to be approximately $75,000 - $100,000 for conversions cost and approximately $300,000 for hardware and software upgrades.

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 4 percent. The Bank's liquidity ratio averaged 5.25% during March 1998. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

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

The Bank's capital requirements and actual capital under the OTS regulations are as follows at March 31, 1998:

                           Amount (Thousands)    Percent of Assets

Core Capital:
         Actual                  25,101                11.19%
         Required                 8,969                 4.00%

         Excess                  16,132                 7.19%

Risk-Based Capital:
         Actual                  25,868                22.71%
         Required                 9,113                 8.00%

         Excess                 $16,755                14.71%

                            LANDMARK BANCSHARES, INC.
                           PART II - OTHER INFORMATION

Item 2. - Changes in Securities

          NONE

Item 4. - Submission of Matter to a Vote of Security Holders

         An annual meeting was held on January 21, 1998 to elect Larry L. Schugart and Jim W. Lewis to serve as Directors for three years. In addition the stockholders did ratify Regier Carr & Monroe, L.L.P. as independent auditors of Landmark Bancshares, Inc. for the fiscal year ending September 30, 1998.

Votes were as follows:                        Number             Percentage
Larry L. Schugart For                        1,260,390             99.80%
                           Against               2,177             00.20%
                           Abstain                   0

Jim W. Lewis               For               1,260,390             99.80%
                           Against               2,177             00.20%
                           Abstain                   0

Regier Carr & Monroe       For               1,261,910             99.90%
                           Against                   0              0.00%
                           Abstain                 906              0.10%

Directors continuing in office following the annual meeting include C. Duane Ross, Richard A. Ball and David H. Snapp.

Item 5. - Other Information

         None

Item 6(b). - Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date May 5, 1998              LANDMARK BANCSHARES, INC.


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