Form 10QSB
period 1998-06-30
LANDMARK BANCSHARES INC
filed 1998-08-06
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998

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

                                                       Yes [X] No


The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998:

         $.10 par value common stock                1,549,363 shares
                  (Class)                             (Outstanding)


Transitional Small Business Disclosure Format:

                                                       Yes [ ] No [X]

                           LANDMARK BANCSHARES, INC.

                                     INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition as of
                  June 30, 1998 (unaudited) and September 30, 1997        1

                  Statements of Income for the Three and Nine
                  Months Ended June 30, 1998 and 1997 (unaudited)         2

                  Statements of Cash Flows for the Nine Months Ended
                  June 30, 1998 and 1997 (unaudited)                      3 - 4

                  Notes to Financial Statements                           5 - 8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9 - 12

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities                                   13

         Item 4.  Submission of Matter to a Vote of Security Holders      13

         Item 5.  Other Information                                       13

         Item 6(b).        Reports on Form 8-K                            13

SIGNATURES                                                                14

           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                         LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Financial Condition

                                                                         June 30, 1998  September 30, 1997
                                                                          (Unaudited)
                                                                         ---------------------------------
                           ASSETS
Cash and cash equivalents:
         Interest bearing                                                $           0    $   2,062,879
         Non-interest bearing                                                  856,202          678,173
Time deposits in other financial institutions                                  218,779          110,580
Securities held to maturity                                                 17,325,334       18,837,942
Securities available for sale                                                9,617,071        7,122,785
Mortgage-backed securities held to maturity                                 25,506,646       36,689,551
Loans receivable, net                                                      167,769,174      157,672,603
Loans held for sale                                                          3,087,709          490,234
Accrued income receivable                                                    1,396,069        1,446,605
Real estate owned or in judgment and other
         repossessed property, net                                             140,249          251,950
Office properties and equipment, at cost less
         accumulated depreciation                                            1,709,554        1,188,250
Prepaid expenses and other assets                                            1,708,251        1,233,038
Income taxes receivable, current                                                 2,117           65,564
                                                                         ------------------------------
                                                     TOTAL ASSETS        $ 229,337,155    $ 227,850,154
                                                                         ------------------------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                          148,128,486      144,734,739
         Outstanding checks in excess of bank balance                          292,738                0
         Other Borrowed Money                                               47,200,000       46,200,000
         Advances from borrowers for taxes and
                  insurance                                                  1,330,740        1,673,057
         Accrued expenses and other Liabilities                              1,530,257        2,304,593
         Deferred income taxes                                                 887,479          692,435
         Income taxes
                  Current                                                            0                0
                                                                         ------------------------------
                                                     TOTAL LIABILITIES   $ 199,369,700    $ 195,604,824
                                                                         ------------------------------

Stockholders' Equity
         Common Stock                                                          228,131          228,131
            $.10 par value; 10,000,000 shares authorized;
            2,281,312 shares issued June 30, 1998
         Additional Paid-in Capital                                         22,229,153       22,173,827
         Treasury Stock; at cost 731,949 and 592,671 shares at
                  September 30, 1998 and 1997 respectively                 (12,876,516)      (9,249,935)
         Retained income (substantially restricted)                         20,382,453       19,305,087
         Employee Stock Ownership Plan                                        (844,597)        (844,597)
         Management Stock Bonus Plan                                          (144,784)        (289,567)
         Net unrealized gain/losses on equity securities                       989,615          922,384
                                                                         ------------------------------
                  Total Stockholders' Equity                                29,967,455       32,245,330
                                                                         ------------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 229,337,155    $ 227,850,154
                                                                         ------------------------------


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                         LANDMARK FEDERAL SAVINGS BANK
                       Consolidated Statements of Income

                                                           Three Months Ended June 30   Nine Months Ended June 30
                                                               1997         1998           1997         1998
                                                           -------------------------------------------------------
                                                                (unaudited)                   (unaudited)
INTEREST INCOME
         Interest on loans                                  3,012,389    3,444,654       8,616,830   10,202,549
         Interest and dividends on investment securities      558,159      369,600       1,642,057    1,171,761
         Interest on mortgage-backed securities               653,538      446,840       2,081,862    1,553,548
                                                           -------------------------------------------------------
                  Total interest income                     4,224,086    4,261,094      12,340,749   12,927,858
INTEREST EXPENSE
         Deposits                                           1,831,927    1,899,275       5,444,109    5,617,476
         Borrowed funds                                       654,651      638,437       1,747,448    2,022,085
                                                           -------------------------------------------------------
                  Total interest expense                    2,486,578    2,537,712       7,191,557    7,639,561

                  Net interest income                       1,737,508    1,723,382       5,149,192    5,288,297

PROVISION FOR LOSSES ON LOANS                                 110,000       60,000         210,000      205,000
                                                           -------------------------------------------------------
         Net interest income after provision for losses     1,627,508    1,663,382       4,939,192    5,083,297

NON-INTEREST INCOME
         Service charges and late fees                         73,506       92,985         197,258      247,600
         Net gain (loss) on sale of available
                  for sale investments                              0       82,043         172,916      177,085
         Net gain (loss) on sale of loans                     121,055      145,167         185,718      309,356
         Service fees on loans sold                            29,530       24,195         110,578       82,218
         Other income                                          33,979       51,720         101,480      125,292
                                                           -------------------------------------------------------
                                                              258,070      396,110         767,950      941,551
NON-INTEREST EXPENSE
         Compensation and related expenses                    530,630      657,792       1,542,408    1,854,733
         Occupancy expense                                     43,436       79,156         126,088      175,830
         Advertising                                           18,240       17,483          50,187       46,504
         Federal insurance premium                             39,078       39,102         158,892      116,941
         Loss (gain) from real estate operations                3,343        2,827           4,332        5,586
         Data processing                                       41,565       45,971         137,379      155,214
         Other expense                                        164,279      244,011         580,499      681,866
                                                           -------------------------------------------------------
                                                              840,571    1,086,342       2,599,785    3,036,674
                 Income before income taxes                 1,045,007      973,150       3,107,357    2,988,174

INCOME TAXES EXPENSES                                         417,800      389,500       1,247,600    1,195,950
                                                           -------------------------------------------------------
                  Net income                                  627,207      583,650       1,859,757    1,792,224
                                                           -------------------------------------------------------
Basic earnings per share                                   $     0.38   $     0.38      $     1.11   $     1.15

Fully diluted earnings per share                           $     0.35   $     0.35      $     1.04   $     1.05

Dividends per share                                        $     0.10   $     0.15      $     0.30   $     0.45


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                         LANDMARK FEDERAL SAVINGS BANK
                     Consolidated Statements of Cash Flows

                                                                                     Nine Months Ended June 30
                                                                                         1997           1998
                                                                                     (unaudited)     (unaudited)
                                                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $  1,859,757    $  1,792,224
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Amortization and impairment of mortgage servicing rights                       10,175               0
          Depreciation                                                                   84,546         115,596
          Decrease (increase) in accrued interest receivable                           (160,962)         47,791
          Increase (decrease) in outstanding checks in excess of bank balance          (143,808)        292,738
          Increase (decrease) in accrued and deferred income taxes                      572,739         258,491
          Increase (decrease) in accounts payable and accrued expenses                 (939,130)       (771,592)
          Amortization of premiums and discounts on investments and loans                19,291         (25,676)
          Provision for losses on loans                                                 210,000         205,000
          Gain (loss) on sale of available for sale securities                         (172,916)       (177,085)
          Other non-cash items, net                                                     (43,901)       (198,444)
          Sale of loans held for sale                                                10,799,582      14,911,596
          Gain on sale of loans held for sale                                          (185,718)       (309,356)
          Origination of loans held for sale                                         (7,911,802)    (13,192,615)
          Purchase of loans held for sale                                            (1,076,500)     (4,014,135)
                                                                                    ---------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   $  2,921,353    $ (1,065,467)
                                                                                    ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Loan originations and principal payment on loans held for investment           (1,041,365)     (1,794,193)
     Principal repayments on mortgage-backed securities                               6,370,727      11,168,844
     Additions to mortgage servicing rights                                             (94,875)       (182,936)
     Loans purchased for investment                                                 (24,282,931)    (10,604,217)
     Acquisition of investment securities held to maturity                           (3,300,000)    (11,885,625)
     Acquisition of investment securities available for sale                         (1,921,525)     (2,949,611)
     Proceeds from sale of available for sale investment securities                     485,205         379,600
     Proceeds from maturities or calls of investment securities held to maturity      8,290,000      13,650,204
     Net (increase) decrease in time deposits                                           279,005        (107,000)
     Sale of real estate acquired in settlement of loans                                135,990         284,233
     Acquisition of fixed assets                                                       (119,540)       (637,456)
                                                                                    ---------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                    (15,199,309)     (2,678,157)
                                                                                    ---------------------------


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                         LANDMARK FEDERAL SAVINGS BANK
                     Consolidated Statements of Cash Flows
                                  (Continued)

                                                                          Nine Months Ended June 30
                                                                                1997        1998
                                                                           (unaudited)   (unaudited)
                                                                         ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                $   (401,767)   $  3,393,747
     Net increase (decrease) in escrow accounts                             (432,439)       (342,317)
     Proceeds from FHLB advance and other borrowings                      95,123,000      66,600,000
     Repayment of FHLB advance and other borrowings                      (78,456,333)    (63,600,000)
     Acquisition of Treasury Stock                                        (2,756,970)     (3,626,581)
     Other Financing Activities                                              144,783         144,783
     Dividend Payment                                                       (517,558)       (710,858)
                                                                         ---------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          12,702,716       1,858,774
                                                                         ---------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                  424,760      (1,884,850)

BEGINNING CASH AND CASH EQUIVALENTS                                          473,710       2,741,052
                                                                         ---------------------------
ENDING CASH AND CASH EQUIVALENTS                                             898,470         856,202
                                                                         ---------------------------
SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
         Interest on deposits, advances, and other borrowings              7,265,526       7,605,017
         Income taxes                                                        906,504       1,132,103

     Transfers from loans to real estate acquired through foreclosure        134,731          90,141

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

The results of operation for the three and nine months ending June 30, 1998, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1998.

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

3.       INVESTMENTS AND MORTGAGE - BACKED SECURITIES

         A summary of the Bank's carrying value of investment and mortgage - backed securities as of June 30, 1998 and September 30, 1997, is as follows:

Investment Securities                          June 30, 1998  September 30, 1997
                                               ---------------------------------

Held to maturity:
         Government Agency Securities             15,500,334    17,297,942
         Municipal Obligations                     1,575,000     1,540,000
         Other                                       250,000             0
                                               ---------------------------------

                                                 $17,325,334   $18,837,942
Available for sale:
         Common Stock                              6,242,946     4,086,785
         Stock in Federal Home Loan Bank           3,151,000     2,976,000
         Other                                       223,125        60,000
                                               ---------------------------------

                                                 $ 9,617,071   $ 7,122,785
Mortgage - Backed Securities held to maturity:
         FNMA - Arms                             $ 9,908,018   $13,157,644
         FHLMC -Arms                               3,319,760     4,768,042
         FHLMC -Fixed Rate                           184,541       245,443
         CMO Government Agency                     8,439,716    13,310,277
         CMO Private Issue                         2,944,297     4,245,057
         FNMA - Fixed Rate                           458,566       589,777
         GNMA - Fixed Rate                           251,748       373,311
                                               ---------------------------------

                                                 $25,506,646   $36,689,551

4.    Loan Receivable, Net

         A summary of the Bank's loans receivable at June 30, 1998 and September 30, 1997, is as follows:

                                                June 30, 1998   September 30, 1997
                                               -----------------------------------

Mortgage Loans Secured by
         One to Four Family Residences            124,970,282        122,015,418
         Secured by Other Properties                3,414,366          3,452,789
         Construction Loans                         1,352,258          1,936,517
         Other                                      4,762,611          2,666,395
                                                ----------------------------------

                                                  134,499,517        130,071,119
Plus (Less):
         Unamortized Premium on Loan Purchase          35,561             29,460
         Unearned Discount and Loan Fees             (305,939)          (348,405)
         Undisbursed Loan Proceeds                    (89,215)            (1,724)
         Allowance for Loan Losses                   (688,566)          (615,049)
                                                ----------------------------------

         Total Mortgage Loans                     133,451,358        129,135,401
                                                ----------------------------------

Consumer and Other Loans:
         Automobile                                17,250,776         13,309,943
         Commercial Loans                           6,023,533          4,049,950
         Loans on Deposits                            278,595            573,654
         Home Equity and Second Mortgage           10,134,888          9,986,176
         Mobile Home                                   35,249             46,900
         Other                                      1,034,982            924,153
                                                ----------------------------------

                                                   34,758,023         28,890,776
Less:
         Allowance for Loan Losses                   (440,207)          (353,574)
                                                ----------------------------------

         Total Consumer and Other Loans            34,317,816         28,537,202
                                                ----------------------------------

Net Loans Receivable                            $ 167,769,174      $ 157,672,603

A summary of the Bank's allowance for loan losses for the three and nine months ended June 30, 1998 and 1997, are as follows:

                                                     Three Months Ended          Nine Months Ended
                                                          June 30                     June 30
                                                     1997          1998           1997          1998
                                               ----------------------------------------------------------
         Balance Beginning                     $   829,438    $ 1,067,354    $   740,346    $   968,623
         Provisions Charged to Operations          110,000         60,000        210,000        205,000
         Loans Charged Off Net of Recoveries       (58,217)        (1,419)       (69,125)       (44,850)
                                               ----------------------------------------------------------

Balance Ending                                 $   881,221    $ 1,128,773    $   881,221    $ 1,128,773

There has been no significant change in the level of non performing loans from September 30, 1997 to June 30, 1998.

5. Real Estate owned or in judgment:

                                          June 30, 1998      September 30, 1997
                                          -------------------------------------

Real Estate Acquired by Foreclosure         $ 80,467               $232,851
Real Estate Loans in Judgment and
   Subject to Redemption                      57,010                 19,099
Other Repossessed Assets                       2,772                      0
                                          -------------------------------------

                                            $140,249               $251,950

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

On June 30, 1998, the Bank had outstanding commitments to fund real estate loans of $2,829,894. Of the commitments outstanding, $2,315,644 are for fixed rate loans at rates of 6.75% to 9.00%. Commitments for adjustable rate loans amount to $514,250 with initial rates of 6.375% to 8.25%. Outstanding loan commitments to sell as of June 30, 1998 were $1,928,459. In addition the Bank had outstanding commercial loan commitments of $4,092,483 with initial rates of 7.90 to 9.50

7.       EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issued common stock (potential common stock) were exercised or converted to common stock. For periods presented potential common stock includes outstanding stock options and nonvested stock awarded under the management stock bonus plan.

Earnings per share for the three and nine months ending June 30, 1998 and 1997, was determined as follows;

              STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                                               Basic     Earnings     Per     Share
                                                                         Three months ended           Nine months ended
                                                                               June 30                     June 30
                                                                         1998          1997          1998          1997
                                                                      -----------------------------------------------------
Weighted average common shares outstanding
Net of Treasury shares                                                 1,688,641     1,852,996     1,688,641     1,852,996
Average unallocated ESOP shares                                          (77,578)      (92,588)      (81,000)      (96,010)
Weighted average treasury shares purchased                               (75,461)      (82,549)      (31,623)      (41,010)
Nonvested MSBP shares                                                    (15,965)      (34,212)      (20,529)      (38,776)
                                                                      -----------------------------------------------------
Weighted Average Shares for Basic EPS                                  1,519,637     1,643,648     1,555,489     1,677,200
                                                                      -----------------------------------------------------
Net Earnings                                                             583,650           627,207 1,792,224     1,859,757
                                                                      -----------------------------------------------------
Per share amount                                                      $     0.38    $     0.38    $     1.15    $     1.11

                                                Diluted     Earnings     Per     Share
                                             Three months ended      Nine months ended
                                                   June 30                June 30
                                               1998        1997        1998        1997
                                         -----------------------------------------------
Weighted average shares for Basic EPS     1,519,637   1,643,648   1,555,489   1,677,200
Dilutive stock options                      150,838     113,526     141,228     104,423
Dilutive MSBP shares                          6,010       9,663       7,191       9,985
                                         -----------------------------------------------

Weighted Average Shares for Diluted EPS   1,676,425   1,766,837   1,703,842   1,791,608
                                         -----------------------------------------------

Net Earnings                                583,650       627,207 1,792,224   1,859,757
                                         -----------------------------------------------

Per share amount                          $    0.35   $    0.35   $    1.05   $    1.04

8.       DIVIDENDS

At a April 1998 board meeting, the Directors of the Company declared a .15 per share dividend. The dividend was payable to all stockholders of record as of May 1, 1998.

                           LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

         Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended June 30, 1998. The Bank is primarily engaged in the business of accepting deposit accounts from the general public, using such funds to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas and for the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Wichita, Kansas City, and other cities in Kansas and in Albuquerque and Santa Fe, New Mexico and Madison, Wisconsin. To a lesser extent, the Bank will purchase adjustable rate mortgages loans, to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans and savings deposit loans.

         Landmark Bancshares, Inc. may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this report on Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements; the strength of the United States economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks described above involved in the foregoing.

         The Company cautions that these important factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

         Through out the first nine months of fiscal year 1998 rates continued with moderate decline. As a result of the rates at the end of June 1998, the Bank reflected an unrealized gain of $31,144 in loans held for sale. Sustained levels of gain on sale of loans is dependent on continued stable or downward interest rate movement and would likely be adversely affected by a continued rise in interest rates.

Changes in financial condition between June 30, 1998 and September 30, 1997:

         As of June 30, 1998, total assets were $229,337,155, which represents a $1.4 million growth over the September 30, 1997 fiscal year end totals. This growth is mainly attributed to a $12.7 million increase in loan receivables, which was offset by a $10.1 million decrease in investments and mortgage-baked securities.

Results of operations: comparison between the three and nine months ended June 30, 1998 and 1997:

         Net income for the three-month period ended June 30, 1998 of $583,650 represents a decrease of $43,557 or a 6.99% decrease from the net income reported for the three-month period ended June 30, 1997. The decrease is mainly attributed to an increase in non interest expense associated with the opening of a new branch office.

         Net income for the nine-month period ended June 30, 1998 of $1,792,224 represents a decrease of $67,533 or a 3.63% decrease from the net income reported for the nine-month period ended June 30, 1997. This decrease is mainly attributed to an increase in non interest expense associated with the opening of a new branch office.

         Net interest income before provision for losses on loans for the three-month period ended June 30, 1998 decreased $14,126 or approximately 0.08% to $1,723,382 as compared with $1,737,508 for the same period ended June 30, 1997. This decrease is associated with the increased interest expense on deposit accounts.

         Net interest income before provision for losses on loans for the nine-month period ended June 30, 1998 increased $139,105 or 2.70 to $5,288,297 as compared with $5,149,192 for the same period ended June 30, 1997. This increase is associated with the increased interest received on the mortgage loans.

         Interest expense for the three-month period ended June 30, 1998 increased $51,134 or 2.05% to $2,537,712 as compared with $2,426,578 for the same period ended June 30, 1997. This increase is due to the increased costs associated with savings rates and increased savings volume.

         Interest expense for the nine-month period ended June 30, 1998 increased $448,004 or 6.22% to $7,639,561 as compared with $7,191,557 for the same period ended June 30, 1997. This increase is due to the increased costs associated with savings rates and increased rates on adjustable advance from FHLB.

         The Bank added $60,000 for the three month period ending June 30, 1998 and $205,000 for the nine month period ending June 30, 1998 to the provision for loan losses. These additions are due to increased loan production during this period and related credit risk.

         Other income including non operating items for the three-month period ended June 30, 1998 increased $138,040 or 53.48% to $396,110 as compared with $258,090 for the same period ended June 30, 1997. This increase primarily was due to $24,112 on gains of sale of loans from favorable rate environment and a $82,043 gain on sale of investment during the quarter ending June 30, 1998.

         Other income including non operating items for the nine-month period ended June 30, 1998 increased $173,601 or 22.60% to $941,551 as compared with $767,950 for the same period ended June 30, 1997. This increase was primarily due to a $123,638 increase in net gains on sale of loans from favorable rate environment. Gain on sale of available for sale investment securities increased in 1998 over 1997 by $4,169. Service charges and late fees increased over $50,342 due to increased late fees on installment loans.

         Non interest expenses for the three-month period ended June 30, 1998 increased $245,771 or 29.23% to $1,086,342 as compared with $840,571 for the same period ended June 30, 1997. This increase is primarily due to increased compensation expense of $127,162, an increase of $35,720 in occupancy expense and a increase of $79,732 in other expenses associated with the opening of the new branch.

         Non interest expenses for the nine-month period ended June 30, 1998 increased $436,889 or 16.80% to $3,036,674 as compared with $2,599,785 for the same period ended June 30, 1997. This increase is primarily due to increased compensation expense of $312,325, an increase of $101,367 in other expenses and a $49,742 in occupancy expense associated with the opening of the new branch.

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

Y2K Compliance:

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

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 4 percent. The Bank's liquidity ratio averaged 4.65% during June 1998. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

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

As required by the financial institutions reform, recovery and enforcement act of 1989 ("FIRREA"), OTS prescribed three separate standards of capital adequacy. The regulations require financial institutions to have minimum regulatory capital equal to 2.00 percent of tangible assets; minimum core capital equal to
4.00 percent of adjusted tangible assets; and risk-based capital equal to 8.00 percent of risk-based assets.

The Bank's capital requirements and actual capital under the OTS regulations are as follows at June 30, 1998:


                               Amount (Thousands)         Percent of Assets

Core Capital:
         Actual                      $22,633                     10.12%
         Required                      8,943                      4.00%

         Excess                       13,690                      6.12%

Risk-Based Capital:
         Actual                       23,762                     20.12%
         Required                      9,449                      8.00%

         Excess                      $14,313                     16.12%

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




Date July 30, 1998            LANDMARK BANCSHARES, INC.


                              By /S/ Larry Schugart
                                 -----------------------------------------------
                                     LARRY SCHUGART
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)


                              By /S/ James F. Strovas
                                 -----------------------------------------------
                                     JAMES F. STROVAS
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Duly Authorized Representative)