Form 10KSB40
period 1998-09-30
LANDMARK BANCSHARES INC
filed 1998-12-28
CIK 915800

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 September 30, 1998
                          ------------------------------------------------------

                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

SEC File Number:  0-23164

                            LANDMARK BANCSHARES, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                  Kansas                                        48-1142260
----------------------------------------------             ------------------
       (State or other jurisdiction of                       (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

Central and Spruce Streets, Dodge City, Kansas                  67801
----------------------------------------------                  -----
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (316) 227-8111
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $18,231,099.

         Issuer's voting stock trades on The Nasdaq Stock Market under the symbol "LARK". The aggregate market value of the voting stock held by non-affiliates of the issuer, based upon the closing price of such stock as of December 18, 1998 ($23.63 per share), was $21.5 million.

         As of December 18, 1998, registrant had 1,231,571 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Part II -- Portions of issuer's 1998 Annual Report to Stockholders.

2. Part III -- Portions of issuer's Proxy Statement for Annual Meeting of Stockholders to be held in January 1999.

                                     PART I

         Landmark Bancshares, Inc. (the "Registrant" or the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

         The Company cautions that this list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.


Item 1. Description of Business
-------------------------------

General

         The Company is a unitary savings and loan holding company that was incorporated in November 1994 under the laws of the State of Kansas for the purpose of acquiring all of the issued and outstanding common stock of Landmark Federal Savings Bank (the "Bank"). This acquisition occurred in March 1994 at the time Landmark simultaneously converted from a mutual to stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock (the "Conversion"). As of September 30, 1998, the Company had total assets of $225.4 million, total deposits of $154.8 million, and stockholders' equity of $25.0 million or 11.1% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank.


         The Bank is a federally chartered stock savings bank headquartered in Dodge City, Kansas. The Bank was founded in 1920 with a charter from the state of Kansas under the name of "Dodge City Savings and Loan Association" which later became a federal association under the name of "First Federal

Savings and Loan of Dodge City." First Federal Savings and Loan of Dodge City became known as Landmark Federal Savings Association in 1983 when it changed its name at the time it merged with Peoples Savings and Loan Association of Sterling, Kansas. Landmark Federal Savings Association changed its name to Landmark Federal Bank at the time it converted to stock form and was acquired by Registrant in March 1995. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC").

         The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset. At September 30, 1998, the remainder of the assets of the Company were maintained as deposits in the Bank or in the form of common stock of other banks. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

         Registrant is primarily engaged in attracting deposits from the general public and using those funds to originate and sell real estate loans on one-to-four family residences and, to a lesser extent, to originate consumer and construction loans for its portfolio. Registrant also purchases one- to four-family residential loans. Registrant has offices in Garden City, Dodge City, Great Bend, LaCrosse, and Hoisington, Kansas, which are located in its primary market area of Ford, Finney, Barton, and Rush Counties in the State of Kansas. The Registrant also has a loan origination office in the Kansas City area. In addition, Registrant invests in mortgage-related securities and investment securities. Registrant offers its customers fixed-rate and adjustable-rate mortgage loans, as well as FHA/VA loans, commercial and consumer loans, including home equity and savings account loans. Adjustable-rate mortgage loans and 15-year fixed-rate mortgage loans are originated for retention in Registrant's portfolio while 30-year fixed-rate mortgage loans are sold into the secondary market. All consumer loans are retained in Registrant's portfolio.

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

Market Area

         The Kansas counties of Ford, Finney, Barton, and Rush, Kansas are Registrant's primary market area. This area was founded on agriculture, which continues to play a major role in the economy. Predominant activities involve the wheat crop and feed lot operations. Dodge City, the location of Registrant's main office is known as the "Cowboy Capital of the World" and maintains a significant tourism industry. In the central part of Kansas, where Registrant has most of its branch offices, the oil industry is prevalent. The largest employment sector in Registrant's market area is agriculture. The market area of Registrant is largely dependent upon the agricultural, beef packing, and oil and gas industries. The effect of a downturn in either or both of these industries could have a negative impact on the results of operations of Registrant.

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

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of Registrant's loan portfolio by type of loan on the dates indicated:

                                                                           At September 30,
                             -------------------------------------------------------------------------------------------------------
                                     1998                 1997                  1996                  1995               1994
                             ------------------  --------------------   ---------------------  ----------------- -------------------
                                  $       %            $        %            $          %         $         %         $        %
                                 ---     ---          ---      ---          ---        ---       ---       ---       ---      ---
                                                                       (Dollars in Thousands)
Type of Loan: (1)
Real estate loans
  Construction..............  $  1,386    .79%    $  1,937      1.22%    $  1,130       .87 %  $   202     0.20 % $   221     0.31%
  Residential...............   132,077   75.59     125,961     79.64      105,195     80.98     83,519    84.42    64,169    90.06
  Commercial................     4,937    2.83       2,666      1.69        1,852      1.43      1,781     1.80     1,300     1.83
  Second mortgage...........    10,072    5.76       9,986      6.31        8,140      6.27      5,784     5.85     2,916     4.09
Commercial business.........     8,579    4.91       4,050      2.56        3,601      2.77      1,753     1.77        74     0.10
Consumer:
  Savings account...........       588     .34         574       .36          555       .43        605     0.61       369     0.52
  Home improvement..........        --      --          --        --           --        --         --       --         1     0.00
  Automobile................    17,623   10.08      13,310      8.42        9,784      7.53      5,986     6.05     3,118     4.38
  Other.....................       837     .48         968       .61          643       .49        286     0.29        45     0.06
                               -------  ------     -------    ------      -------   -------     ------   ------    ------   ------
  Gross loans...............   176,099  100.78     159,452    100.81      130,900    100.77     99,916   100.99    72,213   101.35
Less:.......................
  Unamortized premiums
   (discounts) on
   loan purchases...........        31     .02          30       .02           47       .04         69     0.07        --       --
  Loans in process..........        24     .01          (2)       --           --        --        (45)   (0.05)       --       --
  Deferred loan
  origination fees
  and costs.................      (284)   (.16)       (348)     (.22)        (304)     (.23)      (362)   (0.37)     (341)   (0.48)

  Allowance for
    loan losses.............    (1,137)   (.65)       (969)     (.61)        (740)     (.58)      (644)   (6.44)     (619)   (0.87)
                               -------  ------     -------    ------      -------    ------     ------   ------    ------   ------
Total loans, net............  $174,733  100.00%   $158,163    100.00%    $129,903    100.00 %  $98,934   100.00 % $71,253   100.00 %
                               =======  ======     =======    ======      =======    ======     ======   ======    ======   ======


---------------
(1) Includes loans classified as held for sale.

         Loan Maturity. The following table sets forth the maturity of Registrant's loan portfolio at September 30, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $68.3 million, $40.2 million, and $28.9 million for the three years ended September 30, 1998, 1997, and 1996, respectively. Adjustable- rate mortgage loans are shown as maturing based on contractual maturities.

                                         1-4 Family             Other
                                         Real Estate         Residential
                                          Mortgage            Commercial         Construction          Consumer            Total
                                          --------            ----------         ------------          --------            -----
                                                                               (In Thousands)
Amounts Due:
Within 1 year...................        $        81         $      4,181              $  458         $     2,437       $    7,157


After 1 year:
  1 to 3 years..................                411                3,968                  --               5,936           10,315
  3 to 5 years..................              1,572                  951                  --              13,887           16,410
  5 to 10 years.................              7,218                1,593                  --               6,014           14,825
  10 to 20 years................             61,605                6,195                 497                 846           69,143
  Over 20 years.................             57,818                   --                 431                  --           58,249
                                           --------            ---------              ------          ----------          -------
Total due after one year........            128,624               12,707                 928              26,683          168,942
                                           --------              -------              ------             -------          -------
Total amount due................           $128,705              $16,888              $1,386             $29,120          176,099

Less:
Unamortized premium
on loan purchases...............                 31                   --                  --                  --               31
Allowance for loan loss.........              (689)                 (60)                  --               (388)          (1,137)
Loans in process................                 24                   --                  --                  --               24
Deferred loan fees..............               (279)                  (3)                 (2)                 --             (284)
  Loans receivable, net.........           $127,792              $16,825              $1,384             $28,732         $174,733
                                            =======               ======               =====              ======          =======



         The following table sets forth the dollar amount of all loans due after September 30, 1999, which have predetermined interest rates and which have floating or adjustable interest rates.

                                               Floating or
                       Fixed Rates           Adjustable Rates       Total
                       -----------           ----------------       -----
                                              (In Thousands)
One-to-four family....   $60,904                   $67,720        $128,624
Commercial............    10,317                     2,390          12,707
Construction..........       928                        --             928
Consumer..............    26,521                       162          26,683
                          ------                    ------        --------
  Total...............   $98,670                   $70,272        $168,942
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

         Multi-Family Loans. Registrant also makes fixed-rate and adjustable-rate multi-family loans, including loans on apartment complexes. The largest multi-family real estate loan had a balance of approximately $764,000 at September 30, 1998, on an apartment complex located within its primary market area.

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

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. At September 30, 1998, the largest commercial real estate loan had a balance of approximately $721,000 and was performing.

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

         Commercial Business Loans. Regulations authorize Registrant to make secured or unsecured loans for commercial, corporate, business, and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 10% of Registrant's assets. In addition, another 10% of total assets may be invested in commercial equipment leasing. Registrant has offered limited commercial business loans since the early 1980s, primarily to existing customers. Most of
Registrant's commercial business loans are secured by real estate or other assets. During the fourth quarter of the 1997 fiscal year, a commercial loan department was started. The commercial loan portfolio, including commercial real estate loans, doubled in size during the past fiscal year.

         It is the policy of Registrant to annually request financial statements from commercial loan borrowers. The financial statements are reviewed as received by management to detect any conditions or trends that may affect the ability of the borrower, including cash flows of the project, to repay the debt.

         Loan Solicitation and Processing. Registrant's sources of mortgage loan applications are referrals from existing or past customers, local realtors, builders, loan correspondents, and walk-in customers and also as the result of advertising. The Association actively solicits local realtors and believes they provide a substantial number of customers that originate loans with Registrant. Registrant also solicits loans from a small network of correspondent lenders in Wichita, Kansas and Albuquerque, New Mexico as well as various communities in central and western Kansas. These correspondents, selected by management, are located in markets Registrant does not otherwise serve.

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

Origination, Purchase, and Sale of Loans

         During the fiscal year ended September 30, 1998, Registrant originated $69.3 million in loans, purchased $17.9 million in loans (all secured by one- to four-family residences), and sold $22.8 million in loans.

         Loan Sales. Registrant generally retains servicing on all loans sold with the exception of fixed rate FHA/VA loans which are sold with servicing released. All such loans were sold without recourse to the Company.

         Loan Commitments. Registrant issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitments generally requires acceptance within 60 days of the date of issuance. For commercial real estate loans or commercial loans in general, the commitment is issued for approximately 60 days and must be closed within 60 days of issuance. Commitments for consumer loans expire 30 days after issuance. At September 30, 1998, Registrant had $3.1 million of commitments to originate loans.

         Loan Processing and Servicing Fees. In addition to interest earned on loans, the Company recognizes fees and service charges which consist primarily of fees on loans serviced for others and late charges. The Company recognized net loan servicing fees of $157,000, $161,000 and $161,000 for the years ended September 30, 1998, 1997 and 1996, respectively. As of September 30, 1998, loans serviced for others totalled $60.1 million.

         Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations generally limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus calculated as the sum of the Bank's core and supplementary capital included in total capital, plus the balance of the general valuation allowances for loan and lease losses not included in supplementary capital, plus investments in subsidiaries that are not included in calculating core capital, or $500,000, whichever is greater. An additional amount equal to 10% of unimpaired capital and unimpaired surplus may be included if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate). Under this general restriction, the Bank's maximum loan to one borrower ("LTOB") limit at September 30, 1998 was approximately $3.4 million.

         Registrant's largest amount of loans to one borrower was approximately $3,163,000 as of September 30, 1998. These loans are primarily secured by interests in automobiles. These loans were current at September 30, 1998.

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

                                                         At September 30,
                                              -------------------------------------
                                              1998    1997    1996    1995    1994
                                              ----    ----    ----    ----    ----
                                                       (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loan secured by 1-4
  dwelling units ..........................   $185    $ 78    $ 51    $239    $ 37
  All other mortgage loans ................     91     --      --      --      --
Non-Mortgage loans:
  Consumer loans ..........................    230     294      76       5     --
                                              ----    ----    ----    ----    ----
Total .....................................   $506    $372    $127    $244    $ 37
                                              ====    ====    ====    ====    ====

Accruing loans that are
 contractually past due 90 days
or more:
Mortgage loans:
  Permanent loans secured by 1-
   4 dwelling units .......................   $182    $ 50    $146    $142    $171
  All other mortgage loans ................    --      --       44     --      --
                                              ----    ----    ----    ----    ----
Total .....................................   $182    $ 50    $190    $142    $171
                                              ====    ====    ====    ====    ====
Total non-accrual and 90-day
  past due accrual loans ..................   $688    $422    $317    $386    $208
                                              ====    ====    ====    ====    ====
Real estate owned .........................   $ 71    $252    $--     $ 66    $200
                                              ====    ====    ====    ====    ====
Total non-performing
 assets ...................................   $759    $674    $317    $452    $408
                                              ====    ====    ====    ====    ====
Total non-accrual and 90-day
  past due accrual loans to net
  loans ...................................   0.39%   0.27%   0.24%   0.39%   0.29%
                                              ====    ====    ====    ====    ====
Total non-accrual and 90-day
  past due accrual loans to total
  assets ..................................   0.31%   0.19%   0.15%   0.19%   0.11%
                                              ====    ====    ====    ====    ====
Total non-performing
 assets to total assets ...................   0.34%   0.30%   0.15%   0.22%   0.22%
                                              ====    ====    ====    ====    ====


         Interest income that would have been recorded on renegotiated loans and loans accounted for on a non-accrual basis under the original terms of such loans was $48,000 for the year ended September 30, 1998. Amounts foregone and not included in Registrant's interest income for the year ended September 30, 1998 totalled $19,000.

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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 1998 that Registrant had a general loss allowance for loans and REO of $1,137,000.

                                                        At
                                                   September 30,
                                                       1998
                                                       ----
                                                   (In Thousands)

Special mention assets........................         $  192
                                                       ======
Classified assets
  Substandard.................................         $1,171

  Doubtful....................................              -
  Loss........................................              -
                                                       ------
    Total.....................................         $1,171
                                                        =====


         Foreclosed Assets. Assets owned or acquired by Registrant as a result of foreclosure, judgment, or by a deed in lieu of foreclosure are classified as foreclosed assets until they are sold. When property is acquired it is recorded at fair value as of the date of foreclosure or transfer less estimated disposal costs. Valuations are periodically performed by management and subsequent charges to general loan reserves are taken when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell. It is subsequently carried at the lower of the new basis (fair value at foreclosure or transfer) or fair value. Registrant had $71,000 in foreclosed assets as of September 30, 1998.

         Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During the years ended September 30, 1998, 1997, and 1996, Registrant charged $265,000, $308,000 and $135,000, respectively, to the provision for loan losses and $0, $0 and $0, respectively, to the provision for losses on foreclosed assets.

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

         The amount and percent of loans in each category to total loans for the distribution of Registrant's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                    At September 30,
                          ---------------------------------------------------------------------------------------------------------
                                 1998                  1997                1996                 1995                 1994
                          -------------------  -------------------  ------------------  --------------------  ---------------------
                             $           %        $           %        $           %         $          %       $            %
                            ---         ---      ---         ---      ---         ---       ---        ---     ---          ---
                                                                 (Dollars in Thousands)

Residential real estate   $  689       81.51%  $  603       86.47%  $  523       87.44%  $  521       89.58%  $  526       93.21%
Commercial real estate        22        2.80       12        1.67        9        1.42       10        1.78       10        1.80
Commercial business ...       38        4.87       76        2.54       51        2.75       23        1.76     --          0.10
Consumer ..............      388       10.82      278        9.32      157        8.39       90        6.88       83        4.89
                          ------      ------   ------      ------   ------      ------   ------      ------   ------      ------
Total .................   $1,137      100.00%  $  969      100.00%  $  740      100.00%  $  644      100.00%  $  619      100.00%
                          ======      ======   ======      ======   ======      ======   ======      ======   ======      ======


          The   following   table  sets  forth   information   with  respect  to
Registrant's allowance for loan losses at the dates indicated:

                                                         At September 30,
                               ------------------------------------------------------------------
                                  1998          1997          1996          1995          1994
                               ---------     ---------     ---------     ---------     ----------
                                                        (Dollars in Thousands)
Total loans outstanding ....   $ 174,733     $ 158,163     $ 129,903     $  98,934     $  71,253
                               =========     =========     =========     =========     =========

Average loans outstanding ..   $ 167,490     $ 145,395     $ 110,084     $  81,236     $  64,245
                               =========     =========     =========     =========     =========

Allowance balances
  (at beginning of period) .         969           740           644           619           716
Provision (credit):
  Real estate-mortgage .....         135            88            20           (17)          (83)
  Consumer .................         130           220           115            26            (2)
                               ---------     ---------     ---------     ---------     ---------
                                     265           308           135             9           (85)
                               ---------     ---------     ---------     ---------     ---------
Charge-offs:
  Real estate-mortgage .....          (2)          (17)          (19)           (1)          (18)
  Consumer .................        (105)          (75)          (20)           (1)           (5)
                               ---------     ---------     ---------     ---------     ---------
                                    (107)          (92)          (39)           (2)          (23)
                               ---------     ---------     ---------     ---------     ---------
Recoveries:
  Real estate-mortgage .....           1            13          --              16             9
  Consumer .................           9          --            --               2             2
                               ---------     ---------     ---------     ---------     ---------
                                      10            13          --              18            11
                               ---------     ---------     ---------     ---------     ---------
Net (charge-offs) recoveries         (97)          (79)          (39)           16           (12)
                               =========     =========     =========     =========     =========
Allowance balance
  (at end of period) .......   $  (1,137)    $     969     $     740     $     644     $     619
                               =========     =========     =========     =========     =========
Allowance for loan losses as
 a percent of total loans
 outstanding ...............        0.65%         0.61%         0.57%         0.65%         0.87%
                               =========     =========     =========     =========     =========
Net loans charged off as a
  percent of average loans
  outstanding ..............        0.06%         0.06%         0.04%        (0.02%)        0.02%
                               =========     =========     =========     =========     =========

         The following table sets forth information with respect to Registrant's allowance for losses on real estate owned and in judgment at the dates indicated:

                                                    At September 30,
                                ----------------------------------------------------
                                   1998       1997        1996        1995     1994
                                ---------   --------   ---------   ---------  ------
                                                   (Dollars in Thousands)
Total real estate owned and in
  judgment, net ..............   $     71   $    252   $    --     $      66   $200
                                 ========   ========   =========   =========   ====
Allowance balances -
   beginning .................   $   --     $   --     $    --     $    --     $--
Provision ....................                              --          --      --
Net charge-offs ..............       --         --          --          --      --
                                 --------   --------   ---------   ---------   ----
Allowance balances - ending ..   $   --     $   --     $    --     $    --     $--
                                 ========   ========   =========   =========   ====
Allowance for losses on real
 estate owned and in judgment
 to net real estate owned and
in judgment ..................   -- %       -- %       -- %        -- %        -- %
                                 ========   ========   =========   =========   ====

Interest Bearing Accounts Held at Other Financial Institutions

         As of September 30, 1998, the Company had a balance of $2,012,000 on its interest-bearing deposits in other financial institutions, principally with the Federal Home Loan Bank ("FHLB") of Topeka (including up to $100,000 at the other financial institutions covered by FDIC deposit insurance and held in time deposits). The Company maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Investment Activities

         Registrant is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. Registrant has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in Registrant's loan origination and other activities. As of September 30, 1998, Registrant had an investment portfolio of approximately $20.8 million, consisting primarily of U.S. Government agency obligations, U.S. Treasury securities, investment grade corporate debt securities, municipal obligations, and FHLB stock as permitted by the OTS regulations. Of this portfolio, approximately $5.8 million consists of investments in common stock of other issuers. The level of investment securities increased significantly as a result of the receipt of proceeds from the initial issuance of common stock during 1995. During the last year, the level of investment securities declined as a result of the increase in loan originations. Registrant has also invested in mortgage-related securities principally in Federal National Mortgage Association ("FNMA") ARMs and FHLMC ARMs, and to a lesser extent, Collateralized Mortgage Obligations ("CMOs"). Registrant anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Topeka. Registrant will continue to seek high quality investments with short to intermediate maturities and duration from one to five years.

Investment Portfolio

         The following table sets forth the carrying value of Registrant's investment securities portfolio, short-term investments, mutual funds, and FHLB stock, at the dates indicated. None of the investment securities held as of September 30, 1998 was issued by an individual issuer in excess of 10% of Registrant's capital, excluding the securities of U.S. Government and U.S. Government Agencies and Corporations. As of September 30, 1998, the market value of Registrant's total investment portfolio was $20.9 million.

                                              At September 30,
                                  -------------------------------------
                                   1998            1997           1996
                                  ------         -------        -------
                                              (In thousands)
Investments Held to Maturity:
  U.S. Government Securities ..   $  --          $  --          $  --
  U.S. Agency Securities ......    10,000         17,298         27,169
  Corporate Notes and Bonds ...      --             --             --
  Municipal Obligations .......     1,575          1,540          2,230
                                  -------        -------        -------
  Total Investments Held to
    Maturity ..................    11,575         18,838         29,399
                                  -------        -------        -------

Investments Available-for-Sale:
  Common Stock ................     5,800          4,087          2,396
  FHLB Stock ..................     3,211          2,976          1,732
  Other Equity Securities .....        10             10             10
  Corporate Notes and Bonds ...       200             50           --
                                  -------        -------        -------
  Total Investments Available
   -for-Sale ..................     9,221          7,123          4,138
                                  -------        -------        -------
  Total Investments ...........   $20,796        $25,961        $33,537
                                  =======        =======        =======


         Registrant classifies its investments in accordance with SFAS 115. See the discussion of SFAS 115 under "-- Mortgage-Backed Securities." See Note 1 to Consolidated Financial Statements.

Investment Portfolio Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio as of September 30, 1998.

                                                                 As of September 30, 1998
                                ----------------------------------------------------------------------------------------------------
                                                                                                                   Total
                                One Year or Less One to Five Years  Five to Ten Years More than Ten Years  Investment Securities
                                ---------------- ----------------- ------------------ ------------------- --------------------------
                                Carrying Average Carrying Average  Carrying Average   Carrying  Average  Carrying   Average   Market
                                  Value   Yield   Value    Yield     Value   Yield     Value     Yield    Value     Yield     Value
                                  -----   -----   -----    -----     -----   -----     -----     -----    -----     -----     -----
                                                                (Dollars in Thousands)
Investment Securities:
  U.S. Government Obligations   $    --    --%   $    --      --%   $    --      --%    $  --       --%  $    --       --%   $    --
  U.S. Agency Obligations ...     2,000  5.43      1,000    6.24      7,000    6.65        --       --    10,000     6.37     10,058
  Municipal Obligations .....        --    --        740    5.11        835    4.98        --       --     1,575     5.04      1,623
  Corporate Notes and Bonds .        --    --         --      --        150   12.00        50     9.00       200    11.25        200
                                -------  ----    -------    ----    -------   -----      ----     ----    -------   -----    -------
    Total ...................   $ 2,000  5.43%   $ 1,740    5.76%   $ 7,985    6.58%    $  50     9.00%  $11,775     6.27%   $11,881
                                =======  ====    =======    ====    =======   =====      ====     ====    =======   =====    =======


Mortgage-Backed Securities

         To supplement lending activities, Registrant invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity (see note 3 to the Consolidated Financial Statements).

         In May 1994, the Financial Accounting Standards Board ("FASB") issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS No. 115 is effective for fiscal years beginning after December 15, 1993 as of the beginning of the fiscal year (i.e., October 1, 1994 for Registrant).

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

         Registrant adopted SFAS No. 115 as of October 1, 1994. At September 30, 1998, the mortgage-backed securities portfolio had a fair value of $22.0 million and an amortized cost of $21.7 million. That part of the mortgage-backed securities portfolio classified as held to maturity is recorded at amortized cost. That part of the mortgage-backed securities classified as available for sale is recorded at fair value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity (net of tax effects). As of September 30, 1998, there were no mortgage-backed securities that were classified as available for sale.

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

         The collateralized mortgage obligations ("CMOs") (in the form of real estate mortgage investment conduits) held by Registrant at September 30, 1998 totaled $9.3 million and consisted of CMOs issued by FHLMC, FNMA and private issuers. The aggregate book value of CMOs issued by any one private issuer did not exceed 10% of stockholders' equity at September 30, 1998, 1997, and 1996. The portfolio of CMOs held in Registrant's mortgage-backed securities portfolio at September 30, 1998 did not include any residual interests in CMOs. Further, at September 30, 1998, Registrant's mortgage-backed securities portfolio did not include any "stripped" CMOs (i.e., CMOs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest).

         The following table sets forth the carrying value of Registrant's mortgage-backed securities portfolio at the dates indicated.

                                    Weighted
                                    Average
                                    Rate At
                                    September
                                      1998         1998      1997      1996
                                   ----------    -------   -------   ---------
Held for Investment:
GNMA ARMs ......................         --%     $  --     $  --     $  --
FNMA ARMs ......................       7.00        8,842    13,158    15,516
FHLMC ARMs .....................       7.36        2,815     4,768     6,257
FHLMC Fixed Rate ...............       8.62          128       246       401
GNMA Fixed Rate ................       8.00          230       373       553
FNMA Fixed Rate ................       5.50          448       590       813
CMOs ...........................       6.37        9,261    17,555    22,337
                                      -----      -------   -------   -------
   Total Held for Investment ...       6.77%      21,724    36,690    45,877
                                      =====      -------   -------   -------
Held for Sale ..................                    --        --        --
                                                 -------   -------   -------
Total mortgage-backed securities                 $21,724   $36,690   $45,877
                                                 =======   =======   =======




         Mortgage-Backed Securities Maturity. The following table sets forth the contractual maturity of Registrant's mortgage-backed securities portfolio at September 30, 1998. The table does not include scheduled principal payments and estimated prepayments.

                                                                    Contractual
                                                                  Maturities Due
                                                                  --------------
                                                                  (In Thousands)
Less than 1 year..........................................          $    --
1 to 3 years..............................................              438
3 to 5 years..............................................            1,163
5 to 10 years.............................................            3,222
10 to 20 years............................................            3,513
Over 20 years.............................................           13,388
                                                                     ------
Total mortgage-backed securities..........................          $21,724
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

         Savings deposits and demand and NOW accounts constituted $27.3 million, or 17.6% of Registrant's deposit portfolio at September 30, 1998. Certificates of deposit constituted $127.5 million or 82.4% of the deposit portfolio, including certificates of deposit with principal amounts of $100,000 or more which constituted $21.7 million or 14.0% of the deposit portfolio at September 30, 1998. As of September 30, 1998, Registrant had no brokered deposits.

         To supplement lending activities in periods of deposit growth and/or declining loan demand, Registrant has increased its investments in residential mortgage-backed securities during recent years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. At September 30, 1998, $9.2 million in investment securities and $17.4 million in mortgage-backed securities were pledged as collateral for public funds.

Jumbo Certificates of Deposit

         The following table indicates the amount of Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.

                                                                   September 30,
                                                                       1998
                                                                       ----
                                                                  (In Thousands)
Maturity Period
---------------
Within three months.......................................           $ 4,485
Over three through six months.............................             6,308
Over six through twelve months............................             6,042
Over twelve months........................................             4,847
                                                                      ------
    Total.................................................           $21,682
                                                                      ======


Borrowings

         Deposits are the primary source of funds of Registrant's lending and investment activities and for its general business purposes. Registrant may obtain advances from the FHLB of Topeka to supplement its supply of lendable funds, and Registrant has utilized this funding source. Advances from the FHLB of Topeka would typically be secured by a pledge of Registrant's stock in the FHLB of Topeka and a portion of Registrant's first mortgage loans and certain other assets. Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1998, Registrant had $41.7 million outstanding from the FHLB of Topeka and no borrowings of any other kind.

Personnel

         As of September 30, 1998 Registrant had 52 full-time and seven part-time employees. None of Registrant's employees are represented by a collective bargaining group.

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


Regulation of the Company

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

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         Regulatory Capital Requirements. OTS capital regulations require savings associations to meet two capital standards: (1) a leverage ratio (core capital) requirement of 4% of total adjusted assets and (2) a risk-based capital requirement equal to 8% of total risk-weighted assets. Additional regulatory requirements are discussed in Note 13 to the Consolidated Financial Statements.

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 1998:

                                                                      Percent of
                                                                       Adjusted
                                                         Amount         Assets
                                                         ------         ------
                                                         (Dollars in Thousands)

Core Capital:
Regulatory requirement...............................   $ 8,917           4.0%
Regulatory capital...................................    16,589           7.4
                                                         ------          ----
  Excess.............................................   $ 7,672           3.4%
                                                         ======          ====

Risk-Based Capital:
Regulatory requirement...............................   $ 9,825           8.0%
Regulatory capital...................................    17,725          14.4
                                                         ------          ----
  Excess.............................................   $ 7,900           6.4%
                                                         ======          ====



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

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements). Future dividend distributions by the Bank in excess of Bank earnings could result in recapture of tax bad debt deductions resulting in income tax on the amounts recaptured.

         Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Internal Revenue Code ("Code"). If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. As of September 30, 1998, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1998, the Bank was in compliance with this requirement.

Item 2. Description of Property
-------------------------------

         Registrant owns its main office and four branch offices and leases one additional branch office and one loan origination office. Registrant also leases a parking lot for its main office.

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
------------------------------------------------------------------

         The information contained under the section captioned "Stock Price Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998 (the "Annual Report"), is incorporated herein by reference.

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

Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act
--------------------------------------

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

         Independent Auditor's Report.

         Consolidated Statements of Financial Condition as of September 30, 1998 and 1997.

         Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997, and 1996.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1998, 1997, and 1996.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996.

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

              3(i)    Articles of Incorporation of Landmark Bancshares, Inc.*

              3(ii)   Bylaws of Landmark Bancshares, Inc.*

             10.1     1994 Stock Option Plan of Landmark Bancshares, Inc.**

             10.2     Management Stock Bonus Plan and Trust Agreements**

             10.3     1991 Deferred Compensation Agreement with Larry Schugart*

             10.4     1998 Deferred Compensation Agreement with Larry Schugart

             10.5     Directors change in Control Severance Plan

             10.6     1996 Stock Option Agreement with Richard Ball***

             10.7     Employment Agreement with Larry Schugart

             10.8     Employment Agreement with Gary Watkins

             10.9     Employment Agreement with James Strovas

             10.10    1998 Stock Option Agreement with Richard Ball

             13       Annual Report to Stockholders for the fiscal year ended September 30, 1998

             21       Subsidiaries of Registrant****

             23       Consent of Regier Carr & Monroe, L.L.P.

             27       Financial Data Schedule

---------------------
* Incorporated by reference to the identically numbered exhibit of the registration statement on Form S-1 (File No. 33-72562) declared effective by the SEC on February 9, 1994.

** Incorporated by reference to the exhibits to the proxy statement for a special meeting of stockholders held on June 22, 1994 and filed with the SEC on May 24, 1994 (File No. 0-23164).

*** Incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 0-23164), filed with the SEC.

**** Incorporated by reference to Exhibit 21.4 of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-23164), filed with the SEC.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of December 28, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                        Landmark Bancshares, Inc.


                                        By: /s/Larry Schugart
                                            ------------------------------------
                                                Larry Schugart
                                                President and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 28, 1998.


/s/ James F. Strovas                        /s/ Larry Schugart
----------------------------------------    ------------------------------------
James F. Strovas                            Larry Schugart
Senior Vice President and Chief             President, Chief Executive Officer,
Financial Officer                             and Director
(Principal Financial and Accounting         (Principal Executive Officer)
Officer)


/s/ Gary L. Watkins                         /s/ Richard A. Ball
----------------------------------------    ------------------------------------
Gary L. Watkins                             Richard A. Ball
Senior Vice President, Chief Operating      Director
Officer, and Secretary


/s/ David H. Snapp                          /s/ C. Duane Ross
----------------------------------------    ------------------------------------
David H. Snapp                              C. Duane Ross
Director                                    Director


/s/ Jim W. Lewis
----------------------------------------
Jim W. Lewis
Director