Form 10-Q
period 1998-12-31
LANDMARK BANCSHARES INC
filed 1999-02-16
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1998

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


                                   Yes [X] No

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998:

         $.10 par value common stock                  1,231,571 shares
                  (Class)                               (Outstanding)

                            LANDMARK BANCSHARES, INC.

                                      INDEX

                                                                                Page Number
         >C?
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition as of
                  December 31, 1998 (unaudited) and September 30, 1998               1

                  Statements of Income for the Three
                  Months Ended December 31, 1998 and 1997 (unaudited)                2

                  Statements of Comprehensive Income for the
                  Three Months Ended December 31, 1998 and 1997 (unaudited)          3

                  Statements of Cash Flows for the Three Months Ended
                  December 31, 1998 and 1997 (unaudited)                             4 - 5

                  Notes to Financial Statements                                      6 - 9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      10 - 13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14 - 16

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities                                              17

         Item 5.  Other Information                                                  17

         Item 6(b).        Reports on Form 8-K                                       17

SIGNATURES                                                                           18


                                                                               1
          LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Financial Condition

                                                                      December 31, 1998  September 30, 1998
                                                                          (Unaudited)
                                                                      -------------------------------------
                           ASSETS
Cash and cash equivalents:
         Interest bearing                                                $   3,289,204    $   2,011,819
         Non-interest bearing                                                1,364,541          832,559
Time deposits in other financial institutions                                  252,714          249,867
Securities held to maturity                                                 10,485,128       11,575,433
Securities available for sale                                                9,573,412        9,220,910
Mortgage-backed securities held to maturity                                 19,165,188       21,723,755
Loans receivable, net                                                      172,618,156      172,324,254
Loans held for sale                                                          2,430,672        2,408,689
Accrued income receivable                                                    1,138,224        1,443,847
Real estate owned or in judgment and other
         repossessed property, net                                             192,139           70,939
Office properties and equipment, at cost less
         accumulated depreciation                                            1,691,651        1,729,282
Prepaid expenses and other assets                                            1,499,369        1,749,177
Income taxes receivable - current                                                    0           27,482
                                                                         ------------------------------
                                                     TOTAL ASSETS        $ 223,700,397    $ 225,368,013
                                                                         ------------------------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                          155,406,512      154,792,916
         Other Borrowed Money                                               42,300,000       41,700,000
         Advances from borrowers for taxes and
                  insurance                                                    802,695        1,904,170
         Accrued expenses and other Liabilities                              1,187,548        1,737,080
         Deferred income taxes                                                 310,768          210,080
         Income taxes
                  Current                                                      376,018                0
                                                                         ------------------------------
                                                     TOTAL LIABILITIES   $ 200,383,541    $ 200,344,246
                                                                         ------------------------------

Stockholders' Equity

         Common Stock                                                          228,131          228,131
            $.10 par value; 10,000,000 shares authorized;
            2,281,312 shares issued
         Additional Paid-in Capital                                         22,515,702       22,466,144
         Treasury Stock; 1,049,741 shares of common stock at cost          (20,154,473)     (17,904,245)
         Retained income (substantially restricted)                         21,156,475       20,739,642
         Employee Stock Ownership Plan                                        (692,719)        (692,719)
         Management Stock Bonus Plan                                           (48,261)         (96,522)
         Accumulated other comprehensive income                                312,001          283,336
                                                                         ------------------------------
                  Total Stockholders' Equity                                23,316,856       25,023,767
                                                                         ------------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 223,700,397    $ 225,368,013
                                                                         ------------------------------

                                                                               2
           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                        Consolidated Statements of Income

                                                      Three Months Ended December 31
                                                              1997         1998
                                                           (unaudited)  (unaudited)
                                                             ---------------------

INTEREST INCOME
         Interest on loans                                   3,341,282   3,562,238
         Interest and dividends on investment securities       432,926     266,837
         Interest on mortgage-backed securities                584,168     337,325
                                                             ---------------------
                  Total interest income                      4,358,376   4,166,400

INTEREST EXPENSE
         Deposits                                            1,864,805   1,929,393
         Borrowed funds                                        707,644     553,789
                                                             ---------------------
                  Total interest expense                     2,572,449   2,483,182

                  Net interest income                        1,785,927   1,683,218

PROVISION FOR LOSSES ON LOANS                                   70,000      75,000
                                                             ---------------------
         Net interest income after provision for losses      1,715,927   1,608,218

NON-INTEREST INCOME
         Service charges and late fees                          74,597      99,040
         Net gain (loss) on available for sale investments           0      65,672
         Net gain (loss) on sale of loans                       56,449     203,178
         Service fees on loans sold                             30,013      12,059
         Other income                                           32,215      34,828
                                                             ---------------------
                                                               193,274     414,777
NON-INTEREST EXPENSE

         Compensation and related expenses                     582,158     651,860
         Occupancy expense                                      47,282      63,746
         Advertising                                            16,331      13,042
         Federal insurance premium                              38,823      37,968
         Loss (gain) from real estate operations                 3,547       1,028
         Data processing                                        45,999      43,035
         Other expense                                         179,986     204,513
                                                             ---------------------
                                                               914,126   1,015,192

                  Income before income taxes                   995,075   1,007,803

INCOME TAXES EXPENSES                                          398,950     403,500
                                                             ---------------------
                  Net income                                   596,125     604,303
                                                             ---------------------

Basic earnings per share                                     $    0.38   $    0.50

Diluted earnings per share                                   $    0.35   $    0.44

Dividends per share                                          $    0.10   $    0.15

                                                                               3
           LANDMARK BANCSHARES, INC. AND INTS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Cmprehensive Income



                                                                                Three Months Ended
                                                                                   December 31,
                                                                                      1997             1998
                                                                                  (Unaudited)      (Unaudited)
                                                                                -----------------------------
Net income                                                                       $  596,125         $ 604,303
                                                                                -----------------------------

Other comprehensive income, net of tax: Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising during the period                 178,902            94,337
        Less: reclassification adjustment for gains included in net income                            (65,672)
                                                                                -----------------------------
Total other comprehensive income                                                    178,902            28,665
                                                                                -----------------------------

Comprehensive income                                                             $  775,027         $ 632,968


                                                                               4
            LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows

                                                                           Three Months Ended December 31
                                                                                  1997           1998
                                                                              (unaudited)     (unaudited)
                                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                             $    596,125    $    604,303
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Amortization of mortgage servicing rights                                    0         (54,971)
          Depreciation                                                            31,430          40,741
          Decrease (increase) in accrued interest receivable                     (76,040)        292,956
          Increase (decrease) in accrued and deferred income taxes               580,441         504,188
          Increase (decrease) in accounts payable and accrued expenses        (1,024,165)       (536,864)
          Amortization of premiums and discounts on investments and loans        (32,477)         (8,756)
          Provision for losses on loans and investments                           70,000          75,000
          Gain/loss on available for sale investments                                  0         (65,672)
          Other non-cash items, net                                             (473,919)        152,748
          Sale of loans held for sale                                          2,493,198      10,529,051
          Gain on sale of loans held for sale                                    (56,449)       (203,178)
          Origination of loans held for sale                                     (18,939)     (9,486,191)
          Purchase of loans held for sale                                     (2,399,860)       (868,080)
                                                                            ----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $   (310,655)   $    975,275
                                                                            ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Loan originations and principal payment on loans held for investment     (1,767,492)      2,452,670
     Principal repayments on mortgage-backed securities                        3,313,957       2,559,812
     Loans purchased for investment                                           (7,018,907)     (2,931,930)
     Acquisition of investment securities held to maturity                    (3,000,000)     (2,999,840)
     Acquisition of investment securities available for sale                    (984,282)       (168,850)
     Proceeds from sale of investment securities available for sale                    0         112,356
     Proceeds from maturities or calls of investment securities                4,900,000       4,090,000
     Sale of property acquired in settlement of loans                             99,963             300
     Acquisition of fixed assets                                                (205,083)         (3,110)
                                                                            ----------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                              (4,661,844)      3,111,408
                                                                            ----------------------------



                                                                               5
           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                       Three Months Ended December 31
                                                                              1997            1998
                                                                          (unaudited)     (unaudited)
                                                                        ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                $  1,234,550    $    613,596
     Net increase (decrease) in escrow accounts                             (904,307)     (1,101,475)
     Proceeds from FHLB advance and other borrowings                      34,800,000      26,500,000
     Repayment of FHLB advance and other borrowings                      (29,500,000)    (25,900,000)
     Acquisition of Treasury Stock                                                 0      (2,250,228)
     Dividend Payment                                                       (160,418)       (187,470)
     Other Financing Activities                                               48,261          48,261
                                                                        ----------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           5,518,086      (2,277,316)
                                                                        ----------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                  545,587       1,809,367

BEGINNING CASH AND CASH EQUIVALENTS                                        2,741,052       2,844,378
                                                                        ----------------------------
ENDING CASH AND CASH EQUIVALENTS                                           3,286,639       4,653,745
                                                                        ----------------------------
SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
         Interest on deposits, advances, and other borrowings              2,597,287       2,886,638
         Income taxes                                                        398,950         752,036

     Transfers from loans to real estate acquired through foreclosure         19,155               0


                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

                          LANDMARK FEDERAL SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with the requirements for interim financial statement contained in SEC Regulation S-X and , accordingly, do not include all information and disclosures necessary to present financial condition, results of operations and cash flows of Landmark Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Landmark Federal Savings Bank (the "Bank") in conformity with generally accepted accounting principles. However, all normal recurring adjustments have been made which, in the opinion of management, are necessary for the fair presentation of the financial statements.

The results of operation for the three months ending December 31, 1998, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1999.

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

3.       INVESTMENTS AND MORTGAGE - BACKED SECURITIES

         A summary of the Bank's carrying value of investment and mortgage - backed securities as of December 31, 1998 and September 30, 1998, is as follows:

Investment Securities                 December 31, 1998 September 30, 1998
                                      ------------------------------------

Held to maturity:
         Government Agency Securities      $ 9,000,128   $10,000,433
         Municipal Obligations               1,485,000     1,575,000
                                           -------------------------

                                           $10,485,128   $11,575,433


Available for sale:
         Common Stock                        6,096,312     5,800,410
         Stock in Federal Home Loan Bank     3,267,100     3,210,500
         Other                                 210,000       210,000
                                           -------------------------

                                           $ 9,573,412   $ 9,220,910

Mortgage - Backed Securities held to maturity:
         FNMA - Arms                               8,308,442     8,841,621
         FHLMC -Arms                               2,664,182     2,814,514
         FHLMC -Fixed Rate                           120,003       128,174
         CMO Government Agency                     5,472,207     7,058,687
         CMO Private Issue                         1,961,690     2,202,738
         FNMA - Fixed Rate                           435,480       448,123
         GNMA - Fixed Rate                           203,184       229,898
                                                 -------------------------

                                                 $19,165,188   $21,723,755

4.       LOAN RECEIVABLE, NET

         A summary of the Bank's loans receivable at December 31, 1998 and September 30, 1998, is as follows:

                                                   December 31, 1998 September 30, 1998
                                                   ------------------------------------
Real Estate Loans:
         Residential                                    130,857,302     129,688,030
         Construction                                     1,090,037       1,386,224
         Commercial                                       5,910,265       4,936,897
         Second Mortgages                                 9,875,831      10,071,744
Commercial business                                       8,123,216       8,578,694
Consumer                                                 18,195,211      19,049,741
                                                        ---------------------------

Gross loans                                             174,051,862     173,711,330

Less:  Net defered loan fees, premuims and discounts       (228,758)       (250,323)
         Allowance for loan losses                       (1,204,948)     (1,136,753)
                                                        ---------------------------

Total Loans, net                                        172,618,156     172,324,254


A summary of the Bank's allowance for loan losses for the 3 months ended December 31, 1997 and 1998, are as follows:

                                                  Three Months Ended
                                                      December 31
                                                    1997          1998
                                               -------------------------

         Balance Beginning                     $   968,623   $ 1,136,753
         Provisions Charged to Operations           70,000        75,000
         Loans Charged Off Net of Recoveries         5,308        (6,805)
                                               -------------------------

Balance Ending                                 $ 1,043,931   $ 1,204,748

There has been no significant change in the level of non performing loans from September 30, 1998 to December 31, 1998.

5.       REAL ESTATE OWNED OR IN JUDGMENT

         Real Estate owned or in judgment and other repossessed property:

                                            December 31, 1998 September 30, 1998
                                            ------------------------------------

         Real Estate Acquired by Foreclosure   $      0               $      0
         Real Estate Loans in Judgment and
            Subject to Redemption               152,309                 56,589
         Other Repossessed Assets                39,830                 14,350
                                               -------------------------------

                                               $192,139               $ 70,939

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

At December 31, 1998, the Bank had outstanding commitments to fund real estate loans of $3,141,258. Of the commitments outstanding, $2,507,683 are for fixed rate loans at rates of 6.375% to 8.50%. Commitments for adjustable rate loans amount to $633,575 with initial rates of 6.50% to 7.75%. Outstanding loan commitments to sell as of December 31, 1998 were $2,381,294, also the Bank had outstanding commitments to purchase of $5,440,498. In addition the Bank had outstanding commercial loan commitments of $1,661,258 with initial rates of 9.0% to 9.50%.

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

         Earnings per share for the three months ending December 31, 1998 and 1997, was determined as follows:

         STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                             Basic Earnings Per Share
                                                 Three months ended
                                                     December 31
                                                  1998         1997
                                              ------------------------
Weighted average common shares outstanding,
         Net of Treasury shares                1,296,261     1,688,641
Average unallocated ESOP shares                  (69,235)      (84,423)
Nonvested MSBP shares                             (6,842)      (25,094)
                                             ------------------------
Weighted Average Shares for Basic EPS          1,220,184     1,579,124
                                              ------------------------

Net Earnings                                     604,303       596,125
                                              ------------------------

Per share amount                              $     0.50    $     0.38

                                      Dilutive Earnings Per Share
                                           Three months ended
                                              December 31
                                            1998        1997
                                        --------------------------

Weighted average shares for Basic EPS     1,220,184   1,579,124
Dilutive stock options                      135,749     138,558
Dilutive MSBP shares                          2,318       8,681
                                        --------------------------
Weighted Average Shares for Diluted EPS   1,358,251   1,726,363
                                        --------------------------

Net Earnings                                604,303     596,125
                                        --------------------------

Per share amount                          $    0.44   $    0.35


8.       DIVIDENDS

         At a October 1998 board meeting, the Directors of the Company declared a $0.15 per share dividend. The dividend was payable to all stockholders of record as of November 2, 1998.


9.       COMPREHENSIVE INCOME

         Effective October 1, 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 130 entitled "Reporting Comprehensive Income" (SFAS No. 130). This statement requires disclosure of the components of comprehensive income and the accumulated balance of other comprehensive income within consolidated total stockholders' equity. The adoption of the provisions of SFAS No. 130, which are only of a disclosure nature, did not effect the Corporation's consolidated financial position, results of operations or liquidity.

                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

         Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended December 31, 1998. The Bank is primarily engaged in the business of accepting deposit accounts from the general public, using such funds to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas and for the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Wichita, Kansas City, and other cities in Kansas, in Albuquerque and Santa Fe, New Mexico, and Madison, Wisconsin. To a lesser extent, the Bank will purchase adjustable rate mortgages loans, to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans and savings deposit loans.

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

         The Bank historically sold 30 year fixed rate mortgages in the secondary market, however the Bank is keeping all currently originated 15 year and 20 year mortgages with fixed rates at or above 6.75% and 6.875% for investment and selling all other fixed rate loans.

         Through the first three months of fiscal year 1999 rates continued with moderate decline. As a result of rates at the end of December 1998, the Bank reflected only a unrealized gain of $51,000 in loans held for sale. Sustained levels of gain on sale of loans is dependent on continued stable or downward interest rate movement and would likely be adversely affected by a continued rise in interest rates.

Changes in financial condition between December 31, 1998 and September 30, 1998:

         Total assets decreased by $1,667,616, or approximately 0.74% between September 30, 1998 and December 31, 1998. This decrease is largely attributed to a $923,651 decrease in securites held to maturity and a $2,558,567 decrease in mortgage-backed securities held to maturity.

         The Bank utilizes FHLB line of credit and short term advances which increased $0.6 million from September 30, 1998 to December 31, 1998 to fund the acquisition of adjustable rate mortgages. In managing the Bank's overall interest rate risk, loan purchases have been made which increase the level of risk to the extent that borrowing will reprice more frequently than the adjustments on the mortgages.

Results of operations: comparison between the three months ended December 31, 1998 and 1997:

         Net income for the three-month period ended December 31, 1998 of $604,303 represents a increase of $8,178 from the net income reported for the three-month period ended December 31, 1997. The increase was primarily due to a $65,672 gain on sale of investments and a net gain of $203,178 on sale of loans offset by a decrease of $102,709 in net interest income during the three month period ended December 31, 1998.

         Net interest income after provision for losses on loans for the three-month period ended December 31, 1998 decreased $107,709 or approximately 6.27% to $1,608,218 as compared with $1,715,927 for the same period ended December 31, 1997. This decrease is associated with the decreased interest received on the investment portfolio. Provision for loan loss has been increased primarily due to increased consumer lending.

         Non interest income for the three-month period ended December 31, 1998 increased $221,503 or 114.60% to $414,777 as compared with $193,274 for the same period ended December 31, 1997. This increase was due to the $65,672 net gain from sale of investments and the $203,178 net gain on sale of loans during the quarter ended December 1998. The increase in the gain on sale of loans is largely attributable to an $8 million increase in the volume of loans sold as a result of slightly lower interest rates.

         Other expenses for the three-month period ended December 31, 1998 increased $101,066 or 11.05% to $1,015,192 as compared with $914,126 for the same period ended December 31, 1997. This increase is primarily due to increased compensation compared to the quarter ending December 31, 1998.

Earnings Per Share:

Effective with the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. The Statement is to be applied to financial statements issued for periods ending after December 15, 1997, including inteim periods; earlier application is not permited. The Staement requires restatement of all prior-period earnings per share (EPS) data presented.

FAS No. 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires presentation of basic and diluted EPS on the face of the income staement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. Diluted EPS is computed similarly to the previously presented fully diluted earnings per share.

Year 2000 Issue

The year 2000 poses an important business issue regarding how existing application software programs and operating systems can accommodate this date value. Many computer programs that can only distinguish the final two digits of the year entered are expected to read entries for the year 2000 as the year 1900. Like most financial service providers, the Company may be significantly affected by the Year 2000 issue due to the nature of financial information. The Company has been evaluating both information technology (computer systems and software) and non-information technology (i.e. vault timers, elevators, electronic door lock and heating, ventilation and air condition controls) both within and outside the Company's direct control and with which the Company electronically or operationally interfaces. If computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations that rely on the date field information, such as interest, payment or due dates and other operating functions, may generate results that could be significantly misstated, and the Company could experience a temporary inability to process transactions and engage in normal business activities.

The Company has also initiated formal communications with both information technology and non-information technology vendors to determine the extent to which the Company's interface systems may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. We have examined all of our non-information technology systems and have either received certifications of Year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the Year 2000. We expect to further test the systems we control and receive third party certification, where appropriate, that they will continue to function. We do not expect any material costs to address our non-information technology systems and have not had any material costs to date. We have determined that the information technology systems we use have substantially more Year 2000 risk than the non-information technology systems we use. The Bank continues to evaluate their information technology systems risk in three areas: (1) internal computers and software, (2) computers of others used by our borrowers, (3) external data processing servicers. There is no significant change in the Banks Year 2000 status since the September 30, 1998 annual report.

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 4 percent. The Bank's liquidity ratio averaged 4.59% during December 1997. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

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

The Bank's capital requirements and actual capital under the OTS regulations are as follows at December 31, 1998:

                           Amount (Thousands)  Percent of Assets

Core Capital:
         Actual                17,178               7.85%
         Required               8,748               4.00%

         Excess                 8,430               3.85%

Risk-Based Capital:
         Actual                18,383              15.37%
         Required               9,571               8.00%

         Excess               $ 8,812               7.37%

                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank has established an Asset/Liability Management Committee ("ALCO") for the purpose of monitoring and managing interest rate risk. The Bank is subject to the risk of interest rate fluctuations to the extent that there is a difference, or mismatch, between the amount of the Bank's interest-earning assets and interest-bearing liabilities which mature or reprice in specified periods. Consequently, when interest rates change, to the extent the Bank's interest-earning assets have longer maturities or effective repricing periods than its interest-bearing liabilities, the interest income realized on the Bank's interest-earning assets will adjust more slowly than the interest expense on its interest-bearing liabilities. This mismatch in the maturity and interest rate sensitivity of assets and liabilities is commonly referred to as the "gap." A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing during a specified period exceeds the amount of interest rate sensitive liabilities maturing or repricing during such period, and is considered negative when the amount of interest rate sensitive liabilities maturing or repricing during a specified period exceeds the amount of interest rate assets maturing or repricing during such period. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, and during a period of declining interest rates, a negative gap would result in an increase in net interest income while a positive gap would adversely affect net interest income. The Bank utilizes internally generated gap reports and externally prepared interest rate sensitivity of the net portfolio value reports to monitor and manage its interest rate risk.

The Company has historically invested in interest-earning assets that have a longer duration than its interest-bearing liabilities. The mismatch in duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk. In a rising rate environment, in addition to reducing the market value of long-term interest-earning assets, liabilities will reprice faster than assets; therefore, decreasing net interest income. To mitigate this risk, the Bank has placed a greater emphasis on shorter-term higher yielding assets that reprice more frequently in reaction to interest rate movements. In addition, the Bank has continued to include in total assets a concentration of adjustable-rate assets to benefit the one-year cumulative gap as such adjustable-rate assets reprice and are more responsive to the sensitivity of more frequently repricing interest-bearing liabilities.

Quarterly, the OTS prepares a report on the interest rate sensitivity of the net portfolio value ("NPV") from information provided by the Bank. The OTS adopted a rule in August 1993 incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Implementation of the rule has been delayed until the OTS has tested the process under which institutions may appeal such capital deductions. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its NPV to changes in interest rates. The NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.. An institution's IRR is measured as the change to its NPV as the result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% if the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the IRR component quarterly for each institution.

The following tables present the Bank's NPV as well as other data as of September 30, 1998 (the most recent available), as calculated by the OTS, based on information provided to the OTS by the Bank.

                                                                              15

Change in Interest
   Rates in Basis
Points (Rate Shock)            Net Portfolio Value            NPV as % of Present Value of Assets
                   $ Amount          $ Change        %Change          NPV Ratio     Change
---------------------------------------------------------------------------------------------------------------------
                    (Dollars in Thousands)

+400 bp            $  8,158          $(10,826)         (57)%             3.91%      (448) bp
+300 bp              11,650            (7,334)         (39)%             5.44%      (294) bp
+200 bp (1)          14,839            (4,145)         (22)%             6.78%      (160) bp
+100 bp              17,375            (1,609)          (8)%             7.79%       (59) bp
   0 bp              18,984                                              8.39%
-100 bp              19,830               846            4%              8.66%        27 bp
-200 bp              20,761             1,777            9%              8.96%        57 bp
-300 bp              21,957             2,973           16%              9.35%        97 bp
-400 bp              23,288             4,305           23%              9.78%       140 bp


(1) Denotes rate shock used to compute interest rate risk capital component.

                                                                    September 30, 1998
                                                                    ------------------
Risk Measures (200 Basis Point Rate Shock):

         Pre-Shock NPV Ratio:  NPV as % of Present Value of Assets        8.39%
         Exposure Measure:  Post-Shock NPV Ratio                          6.78%
         Sensitivity Measure:  Change in NPV Ratio                        1.60%

Utilizing the data above, the Bank, at September 30. 1998, would not have been considered by the OTS to have been subject to "above normal" interest rate risk. Accordingly, no deduction from risk-based capital would have been required.

Set forth below is a breakout, by basis points of the Bank's NPV as of September 30, 1998 by assets, liabilities, and off balance sheet items.


                                                                              No
Net Portfolio Value     -400 bp      -300 bp     -200 bp      -100 bp       Change      +100 bp     +200 bp      +300 bp     +400 bp
------------------------------------------------------------------------------------------------------------------------------------
Assets                $ 238,084    $ 234,806    $ 231,740    $ 229,014    $ 226,400    $ 223,043   $ 218,794   $ 213,959   $ 208,891
-Liabilities            214,474      212,603      210,804      209,075      207,400      205,795     204,235     202,726     201,269
+Off Balance Sheet         (322)        (246)        (175)        (109)         (16)         127         280         417         536
                      --------------------------------------------------------------------------------------------------------------
Net Portfolio Value   $  23,288    $  21,957    $  20,761    $  19,830    $  18,984    $  17,375   $  14,839   $  11,650   $   8,158


Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations were employed in preparing the previous table. These assumptions related to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above.

Certain shortcomings are inherent in the preceding NPV tables because the data reflect hypothetical changes in NPV based upon assumptions used by the OTS to evaluate the Bank as well as other institutions. However, net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates. Generally, during periods of increasing interest rates, the Bank's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets causing a decline in the Bank's interest rate spread and margin. This would result from an increase in the Bank's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds without an equivalent increase in the yield of earning assets would tend to reduce net interest income.

In times of decreasing interest rates, fixed rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank's net interest income. However, changes in only certain rates, such as shorter term interest rate declines without longer tem interest rate declines, could reduce or reverse the expected benefit from decreasing interest rates.

                            LANDMARK BANCSHARES, INC.
                           PART II - OTHER INFORMATION

Item 2. -    Changes in Securities

             NONE

Item 5. -    Other Information

Item 6(b). - Reports on Form 8-K

         N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date February 2, 1999            LANDMARK BANCSHARES, INC.


                                 By   /S/  Larry Schugart
                                      ------------------------------------------
                                           LARRY SCHUGART
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


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