Form 10-Q
period 1999-03-31
LANDMARK BANCSHARES INC
filed 1999-05-17
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999

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


                                                Yes [X] No

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999:

     $.10 par value common stock                         1,211,884 shares
               (Class)                                     (Outstanding)

                            LANDMARK BANCSHARES, INC.

                                      INDEX

                                                                    Page Number

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Statements of Financial Condition as of
           March 31, 1999 (unaudited) and September 30, 1998                   1

           Statements of Income for the Three and Six
           Months Ended March 31, 1999 and 1998 (unaudited)                  2-3

           Statements of Cash Flows for the Six Months Ended
           March 31, 1999 and 1998 (unaudited)                               4-5

           Notes to Financial Statements                                     6-9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10-14

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk      15-17


PART II  OTHER INFORMATION

  Item 2.  Changes in Securities                                              18

  Item 4.  Submission of Matter to a Vote of Security Holders                 18

  Item 5.  Other Information                                                  18

  Item 6(b).  Reports on Form 8-K                                             18

SIGNATURES                                                                    19

                                                                               1
           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Financial Condition

                                                                         March 31, 1999      September 30, 1998
                                                                           (Unaudited)
                                                                       ----------------------------------------
                           ASSETS
Cash and cash equivalents:
         Interest bearing                                                $   3,995,433         $   2,011,819
         Non-interest bearing                                                1,008,277               832,559
Time deposits in other financial institutions                                  302,939               249,867
Securities held to maturity                                                 22,866,424            11,575,433
Securities available for sale                                                9,148,888             9,220,910
Mortgage-backed securities held to maturity                                 17,532,582            21,723,755
Loans receivable, net                                                      175,338,651           172,324,254
Loans held for sale                                                          1,107,320             2,408,689
Accrued income receivable                                                    1,406,662             1,443,847
Real estate owned or in judgment and other
         repossessed property, net                                             464,564                70,939
Office properties and equipment, at cost less
         accumulated depreciation                                            1,850,297             1,729,282
Prepaid expenses and other assets                                            1,602,544             1,749,177
Income taxes receivable, current                                                                      27,482
                                                                       ---------------------------------------
                                            TOTAL ASSETS                 $ 236,624,581         $ 225,368,013
                                                                       ---------------------------------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                          155,991,248           154,792,916
         Landmark Official Checks                                            1,613,158                     0
         Other Borrowed Money                                               53,500,000            41,700,000
         Advances from borrowers for taxes and
                  insurance                                                  1,418,864             1,904,170
         Accrued expenses and other Liabilities                              1,051,087             1,737,080
         Deferred income taxes                                                 155,686               210,080
         Income taxes
                  Current                                                       29,200                     0
                                                                       ---------------------------------------
                                            TOTAL LIABILITIES            $ 213,759,243         $ 200,344,246
                                                                       ---------------------------------------
Stockholders' Equity
         Common Stock                                                          228,131               228,131
            $.10 par value; 10,000,000 shares authorized;
            2,281,312 shares issued March 31, 1999
         Additional Paid-in Capital                                         22,537,957            22,466,144
         Treasury Stock, at cost, 1,069,428 shares at March 31, 1999       (20,621,289)          (17,904,245)
           and 953,378 shares at September 30, 1998
         Retained income (substantially restricted)                         21,333,879            20,739,642
         Employee Stock Ownership Plan                                        (692,719)             (692,719)
         Management Stock Bonus Plan                                                 0               (96,522)
         Accumulated other comprehensive income                                 79,378               283,336
                                                                       ---------------------------------------
                  Total Stockholders' Equity                                22,865,337            25,023,767
                                                                       ---------------------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 236,624,581         $ 225,368,013
                                                                       ---------------------------------------

                                                                               2
          LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                        Consolidated Statements of Income

                                                                 Three Months Ended March 31    Six Months Ended March 31
                                                                    1998             1999         1998             1999
                                                                         (unaudited)                   (unaudited)
                                                               ------------------------------------------------------------
INTEREST INCOME
         Interest on loans                                     3,416,614        3,494,232       6,757,895       7,062,919
         Interest and dividends on investment securities         369,234          398,917         802,162         665,754
         Interest on mortgage-backed securities                  522,540          288,773       1,106,708         626,097

                  Total interest income                        4,308,388        4,181,922       8,666,765       8,354,770
                                                               ------------------------------------------------------------
INTEREST EXPENSE
         Deposits                                              1,853,397        1,877,789       3,718,202       3,807,180
         Borrowed funds                                          676,002          558,253       1,383,649       1,118,492
                                                               ------------------------------------------------------------
                  Total interest expense                       2,529,399        2,436,042       5,101,851       4,925,672

                  Net interest income                          1,778,989        1,745,880       3,564,914       3,429,098

PROVISION FOR LOSSES ON LOANS                                     75,000          155,000         145,000         230,000
                                                               ------------------------------------------------------------
         Net interest income after provision for losses        1,703,989        1,590,880       3,419,914       3,199,098

NON-INTEREST INCOME
         Service charges and late fees                            89,254          108,508         154,615         192,493
         Net gain (loss) on sale of available
                  for sale investments                            95,042           66,984          95,042         132,655
         Net gain (loss) on sale of loans                        107,740          117,116         164,189         320,295
         Service fees on loans sold                               18,772            4,540          58,023          31,654
         Other income                                             41,346            7,332          73,561          42,157
                                                               ------------------------------------------------------------
                                                                 352,154          304,480         545,430         719,254
NON-INTEREST EXPENSE
         Compensation and related expenses                       614,785          643,377       1,196,942       1,295,237
         Occupancy expense                                        49,392           59,950          96,674         123,697
         Advertising                                              12,691           20,128          29,021          33,169
         Federal insurance premium                                39,018           37,611          77,840          75,578
         Loss (gain) from real estate operations                    (788)           3,296           2,759           4,324
         Data processing                                          63,245           58,433         109,244         101,468
         Other expense                                           257,863          265,287         437,852         469,797
                                                               ------------------------------------------------------------
                                                               1,036,206        1,088,082       1,950,332       2,103,270

                  Income before income taxes                   1,019,937          807,278       2,015,012       1,815,082

INCOME TAXES EXPENSES                                            407,500          339,300         806,450         742,800
                                                               ------------------------------------------------------------
                  Net income                                     612,437          467,978       1,208,562       1,072,282
                                                               ------------------------------------------------------------
Basic earnings per share                                           $0.39            $0.41           $0.77           $0.90

Fully diluted earnings per share                                   $0.36            $0.36           $0.70           $0.81

Dividends per share                                                $0.20            $0.25           $0.30           $0.40


                                                                               3
           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Comprehensive Income

                                                                            Three Months Ended                 Six Months Ended
                                                                                 March 31                         March 31
                                                                          1998             1999             1998             1999
                                                                       (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)
                                                                       ---------------------------       ---------------------------
Net income                                                             $ 612,437        $ 467,978        $1,208,562      $1,072,282
                                                                       ---------------------------       --------------------------
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising
       during the period                                                 173,407         (192,433)          352,309        (124,364)
       Less: reclassification adjustment for gains
       included in net income                                            (57,025)         (40,190)          (57,025)        (79,594)
                                                                      ----------------------------       ---------------------------
Total other comprehensive income                                         116,382         (232,623)          295,284        (203,958)
                                                                      ----------------------------       ---------------------------

Comprehensive income                                                   $ 728,819        $ 235,355        $1,503,846      $  868,324


                                                                               4
            LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows

                                                                                   Six  Months     Ended    March   31
                                                                                       1998                  1999
                                                                                    (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $  1,208,562          $  1,072,282
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Amortization and impairment of mortgage servicing rights                            0               (85,245)
          Depreciation                                                                   64,711                93,538
          Decrease (increase) in accrued interest receivable                             48,156               (15,482)
          Increase (decrease) in outstanding checks in excess of bank balance                 0             1,613,158
          Increase (decrease) in accrued and deferred income taxes                      379,426                 2,288
          Increase (decrease) in accounts payable and accrued expenses                  241,397              (633,326)
          Amortization of premiums and discounts on investments and loans               (29,298)              (29,228)
          Provision for losses on loans                                                 145,000               230,000
          Gain (loss) on sale of available for sale investments                         (95,042)             (132,655)
          Other non-cash items, net                                                    (652,233)             (323,555)
          Sale of loans held for sale                                                 7,595,266            16,171,338
          Gain on sale of loans held for sale                                          (164,189)             (320,295)
          Origination of loans held for sale                                         (6,096,336)          (13,003,464)
          Purchase of loans held for sale                                            (3,507,110)           (1,549,460)
                                                                                    -----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $   (861,690)         $  3,737,004
                                                                                    -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Loan originations and principal payment on loans held for investment               409,567             5,986,698
     Principal repayments on mortgage-backed securities                               6,957,942             4,954,127
     Loans purchased for investment                                                  (8,437,257)           (9,636,591)
     Acquisition of mortgage-backed securities                                                0              (763,809)
     Acquisition of investment securities held to maturity                           (4,000,000)          (15,464,481)
     Acquisition of investment securities available for sale                         (1,503,656)             (273,275)
     Proceeds from sale of available for sale investment securities                           0               247,860
     Proceeds from maturities or calls of investment securities held to maturity     10,100,000             4,190,000
     Net (increase) decrease in time deposits                                           (50,000)              (46,907)
     Sale of real estate acquired in settlement of loans                                269,114                28,800
     Acquisition of fixed assets                                                       (538,587)             (214,553)
                                                                                    -----------------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                   $  3,207,123          $(10,992,131)
                                                                                    -----------------------------------

                                                                               5
19

           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                                Six  Months  Ended  March  31
                                                                                 1998                 1999
                                                                              (unaudited)          (unaudited)
                                                                              ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                     $  5,230,818         $  1,198,332
     Net increase (decrease) in escrow accounts                                  (462,479)            (485,306)
     Proceeds from FHLB advance and other borrowings                           44,100,000           50,500,000
     Repayment of FHLB advance and other borrowings                           (46,400,000)         (38,700,000)
     Acquisition of Treasury Stock                                               (757,243)          (2,717,044)
     Other Financing Activities                                                    96,522               96,522
     Dividend Payment                                                            (479,254)            (478,045)
                                                                              ---------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                1,328,364            9,414,459
                                                                              ---------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                     3,673,797           (2,159,332)

BEGINNING CASH AND CASH EQUIVALENTS                                             2,741,052            2,844,378
                                                                              ---------------------------------
ENDING CASH AND CASH EQUIVALENTS                                                6,414,849            5,003,710
                                                                              ---------------------------------
SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
         Interest on deposits, advances, and other borrowings                   5,212,822            5,408,548
         Income taxes                                                             684,103              754,210

     Transfers from loans to real estate acquired through foreclosure              19,155                    0


                                                                               6
                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS
                          LANDMARK FEDERAL SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with the requirements for interim financial statements contained in SEC regulation S-X and, accordingly, do not include all information and disclosures necessary to present financial condition, results of operations and cash flows of Landmark Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Landmark Federal Savings Bank (the "Bank") in conformity with generally accepted accounting principles. However, all normal recurring adjustments have been made which, in the opinion of management, are necessary for the fair presentation of the financial statements.

The results of operation for the six months ending March 31, 1999, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1999.

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

3.       INVESTMENTS AND MORTGAGE - BACKED SECURITIES

         A summary of the Bank's carrying value of investment and mortgage - backed securities as of March 31, 1999 and September 30, 1998, is as follows:


Investment Securities                         March 31, 1999  September 30, 1998
                                              ----------------------------------
Held to maturity:
         Government Agency Securities            $21,481,424      $10,000,443
         Municipal Obligations                     1,385,000        1,575,000
         Other                                             0                0
                                                -----------------------------
                                                 $22,866,424      $11,575,433
Available for sale:
         Common Stock                              5,615,488        5,800,410
         Stock in Federal Home Loan Bank           3,323,400        3,210,500
         Other                                       210,000          210,000
                                                -----------------------------
                                                 $ 9,148,888      $ 9,220,910
Mortgage - Backed Securities held to maturity:
         FNMA - Arms                             $ 7,604,891      $ 8,841,621
         FHLMC -Arms                               2,339,274        2,814,514
         FHLMC -Fixed Rate                           112,117          128,174
         CMO Government Agency                     5,313,267        7,058,687
         CMO Private Issue                         1,616,601        2,202,738
         FNMA - Fixed Rate                           388,641          448,123
         GNMA - Fixed Rate                           157,791          229,898
                                                -----------------------------
                                                 $17,532,582      $21,723,755

4.       Loan Receivable, Net

         A summary of the Bank's loans receivable at March 31, 1999 and September 30, 1998, is as follows:

                                                                      March 31, 1999      September 30, 1998
                                                                      --------------------------------------
Real Estate loans:
         Residential                                                    135,501,542             129,688,030
         Construction                                                     1,412,696               1,386,224
         Commercial                                                       6,564,043               4,936,897
         Second mortgage                                                  9,565,159              10,071,744
Commercial business                                                       7,059,740               8,578,694
Consumer                                                                 16,619,881              19,049,741
                                                                      -------------           -------------
         Gross loans                                                    176,723,061             173,711,330

         Less:  Net deferred loan fees, premiums and discounts             (188,835)               (250,323)
                   Allowance for Loan Losses                             (1,195,575)             (1,136,753)
                                                                      -------------------------------------
         Total loans, net                                             $ 175,338,651           $ 172,324,254


A summary of the Bank's allowance for loan losses for the three and six months ended March 31, 1999 and 1998, are as follows:

                                                        Three Months Ended              Six Months Ended
                                                             March 31                       March 31
                                                        1999           1998           1999           1998
                                                     ---------------------------------------------------------
         Balance Beginning                          $ 1,204,948    $ 1,043,931    $ 1,136,753    $   968,623
         Provisions Charged to Operations               155,000         75,000        230,000        145,000
         Loans Charged Off Net of Recoveries           (164,373)       (51,577)      (171,178)       (46,269)
                                                     --------------------------------------------------------

Balance Ending                                      $ 1,195,575    $ 1,067,354    $ 1,195,575    $ 1,067,354


There has been no significant change in the level of non performing loans from September 30, 1998 to March 31, 1999.

                                                                               8
5.       Real Estate owned or in judgment:


                                           March 31, 1999    September 30, 1998
                                           ------------------------------------

  Real Estate Acquired by Foreclosure      $      0               $      0
  Real Estate Loans in Judgment and
     Subject to Redemption                  359,384                 56,589
  Other Repossessed Assets                  105,180                 14,350
                                           ------------------------------------

                                           $464,564               $ 70,939



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

On March 31, 1999, the Bank had outstanding commitments to fund real estate loans of $3,779,754.00. Of the commitments outstanding, $3,093,404.00 are for fixed rate loans at rates of 6.625% to 8.50%. Commitments for adjustable rate loans amount to $686,350.00 with initial rates of 6.375% to 8.00%. Outstanding loan commitments to sell as of March 31, 1999 were $1,583,005.00. In addition the Bank had outstanding commercial loan commitments of $2,679,758.00 with initial rates of 7.75% to 10%.



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

Earnings per share for the three and six months ending March 31, 1999 and 1998, was determined as follows:

         STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                                Basic     Earnings     Per     Share
                                                       Three months ended                  Six months ended
                                                            March 31                            March 31
                                                     1999             1998              1999             1998
                                               --------------------------------------------------------------------
Weighted average common shares outstanding
         Net of Treasury shares                   1,327,934         1,688,641         1,327,934         1,688,641
Average unallocated ESOP shares                     (65,812)          (81,000)          (67,523)          (82,711)
Weighted average treasury shares purchased         (106,369)          (19,408)          (69,021)           (9,704)
Nonvested MSBP shares                                (2,281)          (20,526)           (4,562)          (22,810)
                                               --------------------------------------------------------------------
Weighted Average Shares for Basic EPS             1,153,472         1,567,707         1,186,828         1,573,416
                                               --------------------------------------------------------------------
Net Earnings                                        467,978           612,437         1,072,281         1,208,562
                                               --------------------------------------------------------------------

Per share amount                                      $0.41             $0.39             $0.90             $0.77


                                                      Diluted     Earnings     Per     Share
                                                 Three months ended              Six months ended
                                                      March 31                        March 31
                                                1999            1998            1999             1998
                                             ------------------------------------------------------------
Weighted average shares for Basic EPS         1,153,472       1,567,707       1,186,828       1,573,416
Dilutive stock options                          133,433         134,290         134,591         136,424
Dilutive MSBP shares                                759           6,881           1,539           7,781
                                             ------------------------------------------------------------
Weighted Average Shares for Diluted EPS       1,287,664       1,708,877       1,322,958       1,717,647
                                             ------------------------------------------------------------

Net Earnings                                    467,978         612,437       1,072,281       1,208,562
                                             ------------------------------------------------------------

Per share amount                                  $0.36           $0.36           $0.81           $0.70


8.       DIVIDENDS

         At a January 1999 board meeting, the Directors of the Company declared a .15 per share dividend and a $0.10 per share special dividend. The dividend was payable to all stockholders of record as of February 3, 1999.


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

                                                                              10
                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General:

         Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended March 31, 1999. The Bank is primarily engaged in the business of accepting deposit accounts from the general public, using such funds to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas and for the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Wichita, Kansas City, and other cities in Kansas and in Albuquerque and Santa Fe, New Mexico and Madison, Wisconsin. To a lesser extent, the Bank will purchase adjustable rate mortgages loans, to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans and savings deposit loans.

         Landmark Bancshares, Inc. may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this report on Form 10-Q), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

         Through out the first six months of fiscal year 1999 rates continued with moderate decline. As a result of the rates at the end of March 1999, the Bank reflected an unrealized loss of $1,596 in loans held for sale. Sustained levels of gain on sale of loans is dependent on continued stable or downward interest rate movement and would likely be adversely affected by a continued rise in interest rates.


Changes in financial condition between March 31, 1999 and September 30, 1998:

         Total assets increased by $11,256,568, or approximately 4.99% between September 30, 1998 and March 31, 1999. This increase is largely attributed to a $11,290,991 increase in securities held to maturity.

         The Bank utilizes FHLB line of credit and short term advances which increased $11.8 million from September 30, 1998 to March 31, 1999 to fund the acquisition of securities held to maturity. In managing the Bank's overall interest rate risk, security purchases have been made which stabilize the level of risk to the extent that borrowing will reprice on the call dates of securities.

Results of operations: comparison between the three and six months ended March 31, 1999 and 1998:

         Net income for the three-month period ended March 31, 1999 of $467,978 represents a decrease of $144,459 from the net income reported for the three-month period ended March 31, 1998. The decrease was primarily due to a $233,767 decrease of interest on mortgage-backed securities and a increase of $80,000 in the provision for losses on loans partially offset by a decrease of $93,357 in total interest expense.

         Net income for the six-month period ending March 31, 1999 of $1,072,282 represents a decrease of $136,280 or a 11.2% decrease from the net income reported for the six-month period ended March 31, 1998. The decrease is primarily due to a decrease of $311,995 in total interest income, a $85,000 increase in the provision for losses on loans, partially offset by a $176,179 decrease in total interest expense.

         Net interest income after provision for losses on loans for the three-month period ended March 31, 1999 decreased $113,109 or approximately 6.63% to $1,590,880 as compared with $1,703,989 for the same period ended March 31, 1998. This decrease is associated with the decrease in total interest income and the increase of the provision for loan losses.

         Net interest income after provision for losses on loans for the six-month period ended March 31, 1999 decreased $220,816 or approximately 6.45% to $3,199,098 as compared with $3,419,914 for the same period ended March 31, 1998. This decrease is associated with the decrease in total interest income and the increase of the provision for loan losses.

         Non-interest income for the three month period ended March 31, 1999 decreased $47,674 or 13.53% to $304,480 as compared with $352,154 for the same period ended March 31, 1998. This decrease was primarily due to a $28,058 or net gain on sale of investments and a decrease of $34,014 in other income.

         Non-interest income for the six month period ended March 31, 1999 increased $173,824 or 31.86% to $719,254 as compared with $545,430 for the same period ended March 31, 1998. This increase was primarily due to a $156,102 on net gain on sale of loans.

         Non-interest expense for the three month period ended March 31, 1999 increased $51,876 or 5.00% to $1,088,082 as compared with $1,036,206 for the same period ended March 31, 1998. This increase is primarily due to increased compensation compared to the quarter ending March 31, 1998.

         Non-interest expense for the six-month period ended March 31, 1999 increased $152,938 or 7.84% to $2,103,270 as compared with $1,950,332 for the same period ended March 31, 1998. This increase is primarily due to increased compensation costs compared to the six months ending March 31, 1998.

         The bank added $155,000 for the three-month period ending March 31, 1999 and $230,000 for the six-month period ending March 31, 1999 to the provision for loan losses. During the quarter, management recognized that there were changes in risk factors related to the consumer loan porfolio that resulted in an increase in classified loans. Mangement feels that at present, loans that might have potential losses have been identified and are appropriately classified and that adequate provision for loss has been accrued.

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


Year 2000 Issue:

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

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 4 percent. The Bank's liquidity ratio averaged 4.09% during March 1999. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

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

The Bank's capital requirements and actual capital under the OTS regulations are as follows at March 31, 1999:


                        Amount (Thousands)         Percent of Assets

Core Capital:
         Actual              $16,995                     7.32%
         Required              9,282                     4.00%

         Excess                7,713                     3.32%

Risk-Based Capital:
         Actual               18,192                    14.92%
         Required              9,752                     8.00%

         Excess              $ 8,440                     6.92%

                                                                              15
                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank has established an Asset/Liability Management Committee ("ALCO") for the purpose of monitoring and managing interest rate risk. The Bank is subject to the risk of interest rate fluctuations to the extent that there is a difference, or mismatch, between the amount of the Bank's interest-earning assets and interest-bearing liabilities, which mature or reprice in specified periods. Consequently, when interest rates change, to the extent the Bank's interest-earning assets have longer maturities or effective repricing periods than its interest-bearing liabilities, the interest income realized on the Bank's interest-earning assets will adjust more slowly than the interest expense on its interest-bearing liabilities. This mismatch in the maturity and interest rate sensitivity of assets and liabilities is commonly referred to as the "gap." A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing during a specified period exceeds the amount of interest rate sensitive liabilities maturing or repricing during such period, and is considered negative when the amount of interest rate sensitive liabilities maturing or repricing during a specified period exceeds the amount of interest rate assets maturing or repricing during such period. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, and during a period of declining interest rates, a negative gap would result in an increase in net interest income while a positive gap would adversely affect net interest income. The Bank utilizes internally generated gap reports and externally prepared interest rate sensitivity of the net portfolio value reports to monitor and manage its interest rate risk.

The Company has historically invested in interest-earning assets that have a longer duration than its interest-bearing liabilities. The mismatch in duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk. In a rising rate environment, in addition to reducing the market value of long-term interest-earning assets, liabilities will reprice faster than assets; therefore, decreasing net interest income. To mitigate this risk, the Bank has placed a greater emphasis on shorter-term higher yielding assets that reprice more frequently in reaction to interest rate movements. In addition, the Bank has continued to include total assets a concentration of adjustable-rte assets to benefit the one-year cumulative gap as such adjustable-rate assets reprice and are more responsive to the sensitivity of more frequently repricing interest-bearing liabilities.

Quarterly, the OTS prepares a report on the interest rate sensitivity of the net portfolio value ("NPV") from information provided by the Bank. The OTS adopted a rule in August 1993 incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Implementation of the rule has been delayed until the OTS has tested the process under which institutions may appeal such capital deductions. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its NPV to changes in interest rates. The NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as the result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% if the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the IRR component quarterly for each institution.

The following tables present the Bank's NPV as well as other data as of December 31, 1998 (the most recent available), as calculated by the OTS, based on information provided to the OTS by the Bank.


Change in Interest                         Net Portfolio Value                  NPV as % of Present Value of
Rates in Basis                                                                  Assets
Points (Rate Shock)          $ Amount           $ Change              % Change          NPV Ratio          Change
------------------------------------------------------------------------------------------------------------------
                           (Dollars in Thousands)

      +400 bp               $ 11,297            $ (11,794)               (51)%            5.46%           (481) bp
      +300 bp                 15,097              ( 7,994)               (35)%            7.12%           (315) bp
      +200 bp (1)             18,571              ( 4,520)               (20)%            8.56%           (171) bp
      +100 bp                 21,370              ( 1,721)               ( 7)%            9.65%           ( 62) bp
         0 bp                 23,091                                                     10.27%
      -100 bp                 23,797                  706                  3 %           10.47%             20 bp
      -200 bp                 24,235                1,144                  5 %           10.55%             28 bp
      -300 bp                 25,028                1,937                  8 %           10.76%             49 bp
      -400 bp                 25,431                2,340                 10 %           10.81%             54 bp


(1) Denotes rate shock used to compute interest rate risk capital component.

                                                               December 31, 1998
                                                               -----------------
Risk Measures (200 Basis Point Rate Shock):
     Pre-Shock NPV Ratio: NPV as % of Present Value of Assets          8.39 %
     Exposure Measure: Post-Shock NPV Ratio                            6.78 %
     Sensitivity Measure: Decline in NPV Ratio                         1.60 %


Utilizing the data above, the Bank, at December 31, 1998, would not have been considered by the OTS to have been subject to "above normal" interest rate risk. Accordingly, no deduction from risk-based capital would have been required.

Set forth below is a breakout, by basis points of the Bank's NPV as of December 31, 1998 by assets, liabilities, and off balance sheet items.


                                                                               No
Net Portfolio Value         -400 bp     -300 bp      -200 bp    -100 bp      Change      +100 bp     +200 bp     +300 bp    +400 bp
------------------------------------------------------------------------------------------------------------------------------------
Assets                      $235,242    $232,620    $229,751    $227,356    $224,819    $221,402    $217,040    $212,128   $206,989
-Liabilities                 210,097     207,798     205,654     203,637     201,738     199,944     198,241     196,623    195,075
+Off Balance Sheet               286         206         139          78          10         (87)       (227)       (408)      (617)
------------------------------------------------------------------------------------------------------------------------------------

Net Portfolio Value         $ 25,431    $ 25,028    $ 24,235    $ 23,797    $ 23,091    $ 21,370    $ 18,571    $ 15,097   $ 11,297



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

In times of decreasing interest rates, fixed rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank's net interest income. However, changes in only certain rates, such as shorter term interest rate declines without longer term interest rate declines, could reduce or reverse the expected benefit from decreasing interest rates.

                           PART II - OTHER INFORMATION

Item 2. - Changes in Securities

          NONE

Item 4. - Submission of Matter to a Vote of Security Holders

          An annual meeting was held on January 20, 1999 to ratify the election of David H. Snapp to serve as Director for three years. In addition the stockholders did ratify Regier Carr & Monroe, L.L.P., as independent auditors of Landmark Bancshares, Inc., for the fiscal year ending September 30, 1999.

          Votes were as follows:                     Number        Percentage

         David H. Snapp                For          1,199,342        99.98%
                                       Against            182          .02%
                                       Abstain              0

         Regier Carr & Monroe          For          1,197,975        99.87%
                                       Against            107          .01%
                                       Abstain          1.442          .12%

Directors continuing in office following the annual meeting include C. Duane Ross, Richard A. Ball, Larry Schugart and Jim Lewis.

Item 5. - Other Information

          NONE

Item 6(b). - Reports on Form 8-K

          NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date May 17, 1999                   LANDMARK BANCSHARES, INC.


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