Form 10-Q
period 1999-06-30
LANDMARK BANCSHARES INC
filed 1999-08-04
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999

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


                                   Yes [X] No

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999:

         $.10 par value common stock                  1,142,564 shares
                  (Class)                               (Outstanding)

                            LANDMARK BANCSHARES, INC.

                                      INDEX

                                                                           Page Number
                                                                           -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition as of
                  June 30, 1999 (unaudited) and September 30, 1998           1

                  Statements of Income for the Three and Nine
                  Months Ended June 30, 1999 and 1998 (unaudited)            2 - 3

                  Statements of Cash Flows for the Nine Months Ended
                  June 30, 1999 and 1998 (unaudited)                         4 - 5

                  Notes to Financial Statements                              6 - 9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              10 - 14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk 15 - 17


PART II  OTHER INFORMATION

         Item 2.  Changes in Securities                                      18

         Item 4.  Submission of Matter to a Vote of Security Holders         18

         Item 5.  Other Information                                          18

         Item 6(b).        Reports on Form 8-K                               18

SIGNATURES                                                                   19


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Financial Condition

                                                                          June 30, 1999  September 30, 1998
                                                                            (Unaudited)
                                                                         ----------------------------------
                           ASSETS
Cash and cash equivalents:
         Interest bearing                                                $   4,094,475    $   2,011,819
         Non-interest bearing                                                1,154,584          832,559
Time deposits in other financial institutions                                  297,940
                                                                                                249,867
Securities held to maturity                                                 28,842,101
                                                                                             11,575,433
Securities available for sale                                                9,809,947        9,220,910
Mortgage-backed securities held to maturity                                 15,211,672       21,723,755
Loans receivable, net                                                      176,774,563      172,324,254
Loans held for sale                                                          1,235,683        2,408,689
Accrued income receivable                                                    1,506,917        1,443,847
Real estate owned or in judgment and other
         repossessed property, net                                             131,945           70,939
Office properties and equipment, at cost less
         accumulated depreciation                                            1,818,301        1,729,282
Prepaid expenses and other assets                                            1,689,651        1,749,177
Income taxes receivable, current                                                     0
                                                                                                 27,482
                                                                         ------------------------------
                                                     TOTAL ASSETS        $ 242,567,778    $ 225,368,013
                                                                         ------------------------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                          157,896,935      154,792,916
         Landmark Official Checks                                            1,464,115
                                                                                                      0
         Other Borrowed Money                                               57,000,000       41,700,000
         Advances from borrowers for taxes and
                  insurance                                                  1,513,788        1,904,170
         Accrued expenses and other Liabilities                              2,375,201        1,737,080
         Deferred income taxes                                                 181,461          210,080
         Income taxes
                  Current                                                      103,100                0
                                                                         ------------------------------
                                                     TOTAL LIABILITIES   $ 220,534,600    $ 200,344,246
                                                                         ------------------------------
Stockholders' Equity
         Common Stock                                                          228,131          228,131
            $.10 par value; 10,000,000 shares authorized;
            2,281,312 shares issued March 31, 1999
         Additional Paid-in Capital                                         22,547,108       22,466,144
         Treasury Stock, at cost, 1,138,748 shares at June 30, 1999        (21,943,418)     (17,904,245)
           and 953,378 shares at September 30, 1998
         Retained income (substantially restricted)                         21,776,036       20,739,642
         Employee Stock Ownership Plan                                        (692,719)
                                                                                               (692,719)
         Management Stock Bonus Plan                                                 0
                                                                                                (96,522)
         Accumulated other comprehensive income                                118,041          283,336
                                                                         ------------------------------
                  Total Stockholders' Equity                                22,033,178       25,023,767
                                                                         ------------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 242,567,778    $ 225,368,013
                                                                         ------------------------------

           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                        Consolidated Statements of Income

                                                          Six Months Ended June 30 Nine Months Ended June 30
                                                               1998         1999        1998          1999
                                                                  (unaudited)              (unaudited)
                                                           -------------------------------------------------
INTEREST INCOME
         Interest on loans                                  3,444,654    3,508,149   10,202,549   10,564,618
         Interest and dividends on investment securities      369,600      534,550    1,171,761    1,200,305
         Interest on mortgage-backed securities               446,840      256,644    1,553,548      882,741
                                                           -------------------------------------------------
                  Total interest income                     4,261,094    4,299,343   12,927,858   12,647,664

INTEREST EXPENSE
         Deposits                                           1,899,275    1,832,259    5,617,476    5,639,441
         Borrowed funds                                       638,437      680,249    2,022,085    1,792,292
                                                           -------------------------------------------------
                  Total interest expense                    2,537,712    2,512,508    7,639,561    7,431,733

                  Net interest income                       1,723,382    1,786,835    5,288,297    5,215,931

PROVISION FOR LOSSES ON LOANS                                  60,000      235,000      205,000      465,000
                                                           -------------------------------------------------
         Net interest income after provision for losses     1,663,382    1,551,835       5,083,297 4,750,931

NON-INTEREST INCOME
         Service charges and late fees                         92,985       91,668      247,600      295,516
         Net gain (loss) on sale of available
                  for sale investments                         82,043      256,717      177,085      389,372
         Net gain (loss) on sale of loans                     145,167       80,985      309,356      401,280
         Service fees on loans sold                            24,195       32,048       82,218       52,347
         Other income                                          51,720       62,541      125,292      104,698
                                                           -------------------------------------------------
                                                              396,110      523,959      941,551    1,243,213
NON-INTEREST EXPENSE

         Compensation and related expenses                    657,792      620,818       1,854,733 1,916,056
         Occupancy expense                                     79,156       66,842      175,830      190,539
         Advertising                                           17,483       15,594       46,504       48,764
         Federal insurance premium                             39,102       36,648      116,941      112,227
         Loss (gain) from real estate operations                2,827        7,469        5,586       11,794
         Data processing                                       45,971       55,941      155,214      157,409
         Other expense                                        244,011      256,941      681,866      726,732
                                                           -------------------------------------------------
                                                            1,086,342    1,060,253    3,036,674    3,163,521

                  Income before income taxes                  973,150    1,015,541    2,988,174    2,830,623

INCOME TAXES EXPENSES                                         389,500      405,700    1,195,950    1,148,500
                                                           -------------------------------------------------
                  Net income                                  583,650      609,841    1,792,224    1,682,123
                                                           -------------------------------------------------

Basic earnings per share                                   $     0.38   $     0.55   $     1.15   $     1.45

Fully diluted earnings per share                           $     0.35   $     0.50   $     1.05   $     1.30

Dividends per share                                        $     0.15   $     0.15   $     0.45   $     0.55


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Comprehensive Income

                                                                      Three Months Ended           Nine Months Ended
                                                                            June 30                      June 30
                                                                       1998           1999          1998           1999
                                                                   (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                                  --------------------------   --------------------------
Net income                                                        $   583,650    $   609,841   $ 1,792,224    $ 1,682,123
                                                                  --------------------------   --------------------------

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses)
              arising during the period                              (178,827)       192,693       173,482         68,328
          Less:  reclassification adjustment for
                 gains included in net income                        ( 49,226)      (154,030)     (106,251)      (233,623)
                                                                  --------------------------   --------------------------



Total other comprehensive income                                     (228,053)        38,663        67,231       (165,295)
                                                                  --------------------------   --------------------------


Comprehensive income                                              $   355,597    $   648,504   $ 1,859,455    $ 1,516,828

            LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows

                                                                                 Nine Months Ended    June 30
                                                                                        1998            1999
                                                                                     (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $  1,792,224    $  1,682,123
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Amortization and impairment of mortgage servicing rights                            0         (99,388)
          Depreciation                                                                  115,596         151,348
          Decrease (increase) in accrued interest receivable                             47,791         (84,770)
          Increase (decrease) in outstanding checks in excess of bank balance           292,738       1,464,115
          Increase (decrease) in accrued and deferred income taxes                      258,491         101,963
          Increase (decrease) in accounts payable and accrued expenses                 (771,592)        659,821
          Amortization of premiums and discounts on investments and loans               (25,676)        (45,131)
          Provision for losses on loans                                                 205,000         465,000
          Gain (loss) on sale of available for sale investments                        (177,085)       (389,372)
          Other non-cash items, net                                                    (198,444)        631,068
          Sale of loans held for sale                                                14,911,596      21,166,829
          Gain on sale of loans held for sale                                          (309,356)       (401,280)
          Origination of loans held for sale                                        (13,192,615)    (17,558,135)
          Purchase of loans held for sale                                            (4,014,135)     (2,032,210)
                                                                                   ----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $ (1,065,467)   $  5,711,981
                                                                                   ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Loan originations and principal payment on loans held for investment          $ (1,794,193)   $  6,487,290
     Principal repayments on mortgage-backed securities                              11,168,844       7,267,136
     Additions to mortgage servicing rights                                            (182,936)              0
     Loans purchased for investment                                                 (10,604,217)    (11,698,330)
     Acquisition of mortgage-backed securities                                                0        (763,809)
     Acquisition of investment securities held to maturity                          (11,885,625)    (22,425,731)
     Acquisition of investment securities available for sale                         (2,949,611)     (1,371,275)
     Proceeds from sale of available for sale investment securities                     379,600         759,950
     Proceeds from maturities or calls of investment securities held to maturity     13,650,204       5,190,000
     Net (increase) decrease in time deposits                                          (107,000)        (38,695)
     Sale of real estate acquired in settlement of loans                                284,233         101,274
     Acquisition of fixed assets                                                       (637,456)       (240,368)
                                                                                   ----------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                   $ (2,678,157)   $(16,732,558)
                                                                                   ----------------------------


           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                      Nine Months Ended    June 30
                                                                             1998            1999
                                                                          (unaudited)    (unaudited)
                                                                         --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                $  3,393,747    $  3,104,019
     Net increase (decrease) in escrow accounts                             (342,317)       (390,382)
     Proceeds from FHLB advance and other borrowings                      66,600,000      77,500,000
     Repayment of FHLB advance and other borrowings                      (63,600,000)    (62,200,000)
     Acquisition of Treasury Stock                                        (3,626,581)     (4,039,173)
     Other Financing Activities                                              144,783          96,522
     Dividend Payment                                                       (710,858)       (645,728)
                                                                         --------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           1,858,774      13,425,258
                                                                         --------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                               (1,884,850)      2,404,681

BEGINNING CASH AND CASH EQUIVALENTS                                        2,741,052       2,844,378
                                                                         --------------------------
ENDING CASH AND CASH EQUIVALENTS                                             856,202       5,249,059
                                                                         --------------------------
SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
         Interest on deposits, advances, and other borrowings              7,605,017       7,823,060
         Income taxes                                                      1,132,103       1,174,810

     Transfers from loans to real estate acquired through foreclosure         90,141               0


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

The results of operation for the nine months ending June 30, 1999, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1999.

2.       LIQUIDATION ACCOUNT

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

3.       INVESTMENTS AND MORTGAGE - BACKED SECURITIES

         A summary of the Bank's carrying value of investment and mortgage - backed securities as of June 30, 1999 and September 30, 1998, is as follows:

Investment Securities                           June 30, 1999 September 30, 1998
                                                --------------------------------
Held to maturity:
         Government Agency Securities            $27,457,101        $10,000,443
         Municipal Obligations                     1,385,000          1,575,000
         Other                                             0                  0
                                                 ------------------------------
                                                 $28,842,101        $11,575,433
Available for sale:
         Common Stock                              6,218,547          5,800,410
         Stock in Federal Home Loan Bank           3,381,400          3,210,500
         Other                                       210,000            210,000
                                                 ------------------------------
                                                 $ 9,809,947        $ 9,220,910
Mortgage - Backed Securities held to maturity:
         FNMA - Arms                             $ 6,469,421        $ 8,841,621
         FHLMC -Arms                               2,177,711          2,814,514
         FHLMC -Fixed Rate                            86,295            128,174
         CMO Government Agency                     4,506,296          7,058,687
         CMO Private Issue                         1,463,960          2,202,738
         FNMA - Fixed Rate                           377,724            448,123
         GNMA - Fixed Rate                           130,265            229,898
                                                 -------------------------------
                                                 $15,211,672        $21,723,755

4.       LOAN RECEIVABLE, NET

         A summary of the Bank's loans receivable at June 30, 1999 and September 30, 1998, is as follows:

                                                                 June 30, 1999  September 30, 1998
                                                                 ---------------------------------
Real Estate loans:
         Residential                                               136,433,663      129,688,030
         Construction                                                1,738,697        1,386,224
         Commercial                                                  7,704,546        4,936,897
         Second mortgage                                             9,725,686       10,071,744
Commercial business                                                  7,230,123        8,578,694
Consumer                                                            15,373,623       19,049,741
                                                                 ------------------------------

         Gross loans                                               178,206,338      173,711,330

         Less:  Net deferred loan fees, premiums and discounts        (166,082)        (250,323)
                   Allowance for Loan Losses                        (1,265,693)      (1,136,753)
                                                                 ------------------------------

         Total loans, net                                        $ 176,774,563    $ 172,324,254

A summary of the Bank's allowance for loan losses for the three and nine months ended June 30, 1999 and 1998, are as follows:

                                                     Three Months Ended          Nine Months Ended
                                                          June 30                     June 30
                                                   1999           1998          1999           1998
                                               -------------------------------------------------------

         Balance Beginning                     $ 1,195,575    $ 1,067,354   $ 1,136,753    $   968,623
         Provisions Charged to Operations          235,000         60,000       465,000        205,000
         Loans Charged Off Net of Recoveries      (164,882)         1,419      (336,060)       (44,850)
                                               -------------------------------------------------------

Balance Ending                                 $ 1,265,693    $ 1,128,773   $ 1,265,693    $ 1,128,773


5.       REAL ESTATE OWNED OR IN JUDGMENT


                                              June 30, 1999   September 30, 1998
                                              ----------------------------------

         Real Estate Acquired by Foreclosure   $      0            $      0
         Real Estate Loans in Judgment and
            Subject to Redemption                66,867              56,589
         Other Repossessed Assets                65,078              14,350
                                               ----------------------------
                                               $131,945            $ 70,939



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

On June 30, 1999, the Bank had outstanding commitments to fund real estate loans of $3,291,047.00. Of the commitments outstanding, $2,155,557.00 are for fixed rate loans at rates of 6.75% to 8.50%. Commitments for adjustable rate loans amount to $1,135,490.00 with initial rates of 6.375% to 7.75%. Outstanding loan commitments to sell as of June 30, 1999 were $1,221,090.00. In addition the Bank had outstanding commercial loan commitments of $2,725,171.00 with initial rates of 7.75% to 10%.



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

Earnings per share for the three and nine months ending June 30, 1999 and 1998, was determined as follows:

         STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                     Basic    Earnings    Per    Share
                                                 Three months ended         Nine months ended
                                                      June 30                    June 30
                                                1999          1998          1999          1998
                                              ---------------------------------------------------
Weighted average common shares outstanding
         Net of Treasury shares               1,327,934     1,688,641     1,327,934     1,688,641
Average unallocated ESOP shares                 (62,390)      (77,578)      (65,812)      (81,000)
Weighted average treasury shares purchased     (147,496)      (75,461)      (95,180)      (31,624)
Nonvested MSBP shares                                 0       (15,965)      ( 3,041)      (20,528)

Weighted Average Shares for Basic EPS         1,118,048     1,519,637     1,163,901     1,555,489
                                              ---------------------------------------------------

Net Earnings                                    609,841       583,650     1,682,122     1,792,212
                                              ---------------------------------------------------

Per share amount                             $     0.55    $     0.38    $     1.45    $     1.15

                                                  Diluted    Earnings    Per    Share
                                             Three months ended     Nine months ended
                                                  June 30                       June 30
                                             1999           1998    1999       1998
                                          ---------------------------------------------
Weighted average shares for Basic EPS     1,118,048   1,519,637   1,163,901   1,555,489
Dilutive stock options                      109,097     150,838     126,092     141,228
Dilutive MSBP shares                              0       6,010       1,026       7,191

Weighted Average Shares for Diluted EPS   1,227,144   1,676,485   1,291,019   1,703,908
                                          ---------------------------------------------

Net Earnings                                609,841       583,650 1,682,122   1,792,212
                                          ---------------------------------------------

Per share amount                          $    0.50   $    0.35   $    1.30   $    1.05


8.       DIVIDENDS

         At a April 1999 board meeting, the Directors of the Company declared a .15 per share dividend. The dividend was payable to all stockholders of record as of May 14, 1999.


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


General:

         Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended June 30, 1999. The Bank is primarily engaged in the business of accepting deposit accounts from the general public, using such funds to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas and for the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Wichita, and other cities in Kansas and in Albuquerque and Santa Fe, New Mexico and Madison, Wisconsin. Also, the Bank has opened a Mortgage Origination Office in Kansas City. To a lesser extent, the Bank will purchase adjustable rate mortgages loans, to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans and savings deposit loans.

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

Management Strategy:

         Management's strategy has been to maintain profitability and increase return on equity. The Bank's lending strategy has historically focused on the origination of traditional, conforming one to four-family mortgage loans with the primary emphasis on single-family residences. The Bank's secondary focus has been on consumer loans, commercial loans, second mortgage loans, home equity loans and savings deposit loans. This focus, and the application of strict underwriting standards, are designed to reduce the risk of loss on the Bank's loan portfolio. However, this lack of diversification in its portfolio structure does increase the Bank's portfolio concentration risk by making the value of the portfolio more susceptible to declines in real estate values in its market area. This has been mitigated in recent years, through the investment in mortgage-backed securities and the continued sales of loans in the secondary market.

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

         The Bank historically sells 30 year fixed rate mortgages in the secondary market, however the Bank is keeping all 15 and 20 year or shorter mortgages with fixed rates above 6.625% and 6.875% for investment and selling all other fixed rate loans.

         Throughout the first nine months of fiscal year 1999 rates continued with moderate decline. As a result of the rates at the end of June 1999, the Bank reflected an unrealized gain of $7,543 in loans held for sale. Sustained levels of gain on sale of loans is dependent on continued stable or downward interest rate movement and would likely be adversely affected by a continued rise in interest rates.


Changes in financial condition between June 30, 1999 and September 30, 1998:

         Total assets increased by $17,199,765, or approximately 7.63% between September 30, 1998 and June 30, 1999. This increase is largely attributed to a $17,266,668 increase in securities held to maturity.

         The Bank utilizes FHLB line of credit and short term advances which increased $15.3 million from September 30, 1998 to June 30, 1999 to fund the acquisition of securities held to maturity. In managing the Bank's overall interest rate risk, security purchases have been made which stabilize the level of risk to the extent that borrowing will reprice on the call dates of securities.

Results of operations: comparison between the three and nine months ended June 30, 1999 and 1998:

         Net income for the three-month period ended June 30, 1999 of $609,841 represents an increase of $26,191 from the net income reported for the three-month period ended June 30, 1998. The increase was primarily due to a $174,674 increase of net gains on sale of investments and a $38,249 increase in total interest income partially offset by a increase of $175,000 in the provision for losses on loans.

         Net income for the nine-month period ending June 30, 1999 of $1,682,123 represents a decrease of $110,101 or a 6.14% decrease from the net income reported for the nine-month period ended June 30, 1998. The decrease is primarily due to a decrease of $280,194 in total interest income, a $260,000 increase in the provision for losses on loans, partially offset by a $207,828 decrease in total interest expense and a increase of $212,287 on net gains on sale of investments.

         Net interest income after provision for losses on loans for the three-month period ended June 30, 1999 decreased $111,547 or approximately 6.71% to $1,551,835 as compared with $1,663,382 for the same period ended June 30, 1998. This decrease is associated with the increase of the provision for loan losses.

         Net interest income after provision for losses on loans for the nine-month period ended June 30, 1999 decreased $332,366 or approximately 6.54% to $4,750,931 as compared with $5,083,297 for the same period ended June 30, 1998. This decrease is associated with the decrease in total interest income and the increase of the provision for loan losses.

         The bank added $235,000 for the three-month period ending June 30, 1999 and $465,000 for the nine-month period ending June 30, 1999 to the provision for loan losses. During the quarter, management recognized that there were changes in risk factors related to the consumer loan porfolio that resulted in an increase in classified loans. Mangement feels that at present, loans that might have potential losses have been identified and are appropriately classified and that adequate provision for loss has been accrued.

         Non-interest income for the three-month period ended June 30, 1999 increased $127,849 or 32.28% to $523,959 as compared with $396,110 for the same period ended June 30, 1998. This increase was primarily due to a $174,674 increase in net gain on sale of investments and a decrease of $64,182 in net gain on sale of loans.

         Non-interest income for the nine-month period ended June 30, 1999 increased $301,662 or 32.04% to $1,243,213 as compared with $941,551 for the same period ended June 30, 1998. This increase was primarily due to a $91,924 increase in net gain on sale of loans and a increase of $212,287 in net gain on sale of investments.

         Non-interest expense for the three-month period ended June 30, 1999 decreased $26,089 or 2.40% to $1,060,253 as compared with $1,086,342 for the same period ended June 30, 1998. This decrease is primarily due to decreased occupancy expense compared to the quarter ending June 30, 1998, and decreased compensation expense as a result of Management Stock Bonus Plan being fully amortized during the prior quarter.

         Non-interest expense for the nine-month period ended June 30, 1999 increased $126,847 or 4.18% to $3,163,521 as compared with $3,036,674 for the same period ended June 30, 1998. This increase is primarily due to increased compensation costs compared to the nine months ending June 30, 1998.

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

The Company has also initiated formal communications with both information technology and non-information technology vendors to determine the extent to which the Company's interface systems may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. We have examined all of our non-information technology systems and have either received certifications of Year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the Year 2000. We expect to further test the systems we control and receive third party certification, where appropriate, that they will continue to function. We do not expect any material costs to address our non-information technology systems and have not had any material costs to date. We have determined that the information technology systems we use have substantially more Year 2000 risk than the non-information technology systems we use. The Bank continues to evaluate their information technology systems risk in three areas: (1) internal computers and software, (2) computers of others used by our borrowers, (3) external data processing servicers. There is no significant change in the Banks Year 2000 status since the September 30, 1998 annual report. As of June 30, 1999, management feels that all substantial costs associated with Year 2000 compliance have been incurred.

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 4 percent. The Bank's liquidity ratio averaged 4.64% during June 1999. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

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

The Bank's capital requirements and actual capital under the OTS regulations are as follows at June 30, 1999:


                                          Amount (Thousands)   Percent of Assets

            Core Capital:
                     Actual                   $17,432                7.29%
                     Required                   9,568                4.00%

                     Excess                     7,864                3.29%

            Risk-Based Capital:
                     Actual                    18,698               15.39%
                     Required                   9,719                8.00%

                     Excess                   $ 8,979                7.39%

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

The following tables present the Bank's NPV as well as other data as of March 31, 1999 (the most recent available), as calculated by the OTS, based on information provided to the OTS by the Bank.

Change in Interest
Rates in Basis                Net Portfolio Value         NPV as % of Present
                                                            Value of Assets
Points (Rate Shock)  $ Amount      $ Change   % Change  NPV Ratio        Change
--------------------------------------------------------------------------------
                     (Dollars in Thousands)

  +300 bp             14,054       (  8,535)     (38)%     6.28%       (325) bp
  +200 bp (1)         17,587       (  5,002)     (22)%     7.68%       (185) bp
  +100 bp             20,581       (  2,008)     ( 9)%     8.82%      (  71) bp
        0 bp          22,589                               9.53%
  -100 bp             23,619          1,031        5 %     9.85%         32 bp
  -200 bp             24,237          1,648        7 %    10.00%         47 bp
  -300 bp             25,044          2,455       11 %    10.22%         69 bp

(1) Denotes rate shock used to compute interest rate risk capital component.



                                                                  March 31, 1999
Risk Measures (200 Basis Point Rate Shock):
         Pre-Shock NPV Ratio:  NPV as % of Present Value of Assets     9.53 %
         Exposure Measure:  Post-Shock NPV Ratio                       7.68 %
         Sensitivity Measure:  Decline in NPV Ratio                    1.85 %


Utilizing the data above, the Bank, at March 31, 1999, would not have been considered by the OTS to have been subject to "above normal" interest rate risk. Accordingly, no deduction from risk-based capital would have been required.


Set forth below is a breakout, by basis points of the Bank's NPV as of March 31, 1999 by assets, liabilities, and off balance sheet items.

                                                                     No
Net Portfolio Value   -400 bp   -300 bp     -200 bp    -100 bp     Change       +100 bp     +200 bp     +300 bp       +400 bp
---------------------------------------------------------------------------------------------------------------------------------

Assets                  --     $245,065    $242,283    $239,801    $237,026    $233,379     $228,851     $223,870        --
-Liabilities            --      220,143     218,136     216,244     214,458     212,760      211,147      209,607        --
+Off Balance Sheet      --          122          90          63          21         (38)        (117)        (209)       --
                      -----------------------------------------------------------------------------------------------------------

Net Portfolio Value     --     $ 25,044    $ 24,237    $ 23,619    $ 22,589    $ 20,581    $  17,587     $ 14,054        --


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




Date   August 3, 1999            LANDMARK BANCSHARES, INC.


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