Form 10-K
period 1999-09-30
LANDMARK BANCSHARES INC
filed 1999-12-29
CIK 915800

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 September 30, 1999
                          ------------------------------------------------------

                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

                         Commission File Number: 0-23164

                            LANDMARK BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Kansas                                        48-1142260
-------------------------------------------------            -------------------
       (State or Other Jurisdiction of                        (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)

Central and Spruce Streets, Dodge City, Kansas                      67801
----------------------------------------------                      -----
   (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:              (316) 227-8111
                                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                                    ----
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Issuer's voting stock trades on The Nasdaq Stock Market under the symbol "LARK". The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock as quoted on Nasdaq's National Market on December 22, 1999, was $13.5 million.

         As of December 23, 1999, the issuer had 1,127,806 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of the issuer's Annual Report to Stockholders for the fiscal year ended September 30, 1999.

2. Part III -- Portions of issuer's Proxy Statement for the Annual Meeting of Stockholders to be held in January 2000.

                                     PART I

         Landmark Bancshares, Inc. (the "Registrant" or the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; disruption in data processing caused by computer malfunctions associated with the year 2000 problem; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

         The Company cautions that this list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.


Item 1. Business
----------------

General

         The Company is a unitary savings and loan holding company that was incorporated in November 1994 under the laws of the State of Kansas for the purpose of acquiring all of the issued and outstanding common stock of Landmark Federal Savings Bank (the "Bank"). This acquisition occurred in March 1994 at the time the Bank simultaneously converted from a mutual to stock institution and sold all of its outstanding capital stock to the Company, and the Company made its initial public offering of common stock. As of September 30, 1999, the Company had total assets of $244.1 million, total deposits of $158.9 million, and stockholders' equity of $22.4 million or 9.2% of total assets under generally accepted accounting principles ("GAAP"). The Company's only subsidiary is the Bank.

         The Bank is a federally chartered stock savings bank headquartered in Dodge City, Kansas and originally founded in 1920. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC").

         The Company's primary activity is directing and planning the activities of the Bank, the Company's primary asset. At September 30, 1999, the remainder of the assets of the Company were maintained as deposits in the Bank or in the form of common stock of other banks. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context indicates otherwise. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

         Registrant is primarily engaged in attracting deposits from the general public and using those funds to originate and sell real estate loans on one-to-four family residences and, to a lesser extent, to originate consumer and construction loans for its portfolio. Registrant also purchases one- to four-family residential loans. Registrant has offices in Garden City, Dodge City, Great Bend, LaCrosse, and Hoisington, Kansas, which are located in its primary market area of Ford, Finney, Barton, and Rush Counties in the State of Kansas. Registrant also has a loan origination office in the Kansas City area. In addition, Registrant invests in mortgage-related securities and investment securities. Registrant offers its customers fixed-rate and adjustable-rate mortgage loans, as well as FHA/VA loans, commercial and consumer loans, including home equity and savings account loans. Adjustable-rate mortgage loans and 20-year fixed-rate mortgage loans are originated for retention in Registrant's portfolio while 30-year fixed-rate mortgage loans are sold into the secondary market. All consumer loans are retained in Registrant's portfolio.

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

Market Area

         The Kansas counties of Ford, Finney, Barton, and Rush are Registrant's primary market area. This area was founded on agriculture, which continues to play a major role in the economy. Predominant activities involve the wheat crop and feed lot operations. Dodge City, the location of Registrant's main office is known as the "Cowboy Capital of the World" and maintains a significant tourism industry. In the central part of Kansas, where Registrant has most of its branch offices, the oil industry is prevalent. The largest employment sector in Registrant's market area is agriculture. The market area of Registrant is largely dependent upon the agricultural, beef packing, and oil and gas industries. The effect of a downturn in any of these industries could have a negative impact on the results of operations of Registrant.

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

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of Registrant's loan portfolio by type of loan on the dates indicated:

                                                                               At September 30,
                                        --------------------------------------------------------------------------------------------
                                               1999                 1998              1997              1996             1995
                                        ----------------- -------------------- ----------------- ------------------ ----------------
                                            $        %          $        %         $       %          $       %       $        %
                                                                             (Dollars in Thousands)
Type of Loan: (1)
Real estate loans
  Construction......................... $  1,848    1.04%  $  1,386     0.79% $  1,937    1.22%  $  1,130    0.87% $   202    0.20%
  Residential..........................  138,613   77.94    132,077    75.59   125,961   79.64    105,195   80.98   83,519   84.42
  Commercial...........................    9,050    5.09      4,937     2.83     2,666    1.69      1,852    1.43    1,781    1.80
  Second mortgage......................    9,716    5.46     10,072     5.76     9,986    6.31      8,140    6.27    5,784    5.85
Commercial business....................    6,531    3.67      8,579     4.91     4,050    2.56      3,601    2.77    1,753    1.77
Consumer:
  Savings account......................      660    0.37        588     0.34       574    0.36        555    0.43      605    0.61
  Home improvement.....................       --      --          -        -        --      --         --      --       --      --
  Automobile...........................   12,269    6.90     17,623    10.08    13,310    8.42      9,784    7.53    5,986    6.05
  Other................................      650    0.37        837     0.48       968    0.61        643    0.49      286    0.29
                                         -------  ------    -------   ------   -------  ------    -------  ------   ------  ------
  Gross loans..........................  179,337  100.84    176,099   100.78   159,452  100.81    130,900  100.77   99,916  100.99
Less:..................................
  Unamortized premiums (discounts)
     on loan purchases.................       35    0.02         31     0.02        30    0.02         47    0.04       69    0.07
  Loans in process.....................       --      --         24     0.01        (2)     --         --      --      (45)  (0.05)
  Deferred loan origination fees and
     costs.............................     (214)  (0.12)      (284)   (0.16)     (348)  (0.22)      (304)  (0.23)    (362)  (0.37)
  Allowance for loan losses............   (1,318)  (0.74)    (1,137)   (0.65)     (969)  (0.61)      (740)  (0.58)    (644)  (6.44)
                                         -------  ------    -------   ------   -------  ------    -------  ------   ------  ------
  Total loans, net..................... $177,840  100.00%  $174,733   100.00% $158,163  100.00%  $129,903  100.00% $98,934  100.00%
                                         =======  ======    =======   ======   =======  ======    =======  ======   ======  ======

-------------
(1)  Includes loans classified as held for sale.

         Loan Maturity. The following table sets forth the maturity of Registrant's loan portfolio at September 30, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $74.1 million, $68.3 million, and $40.2 million for the three years ended September 30, 1999, 1998, and 1997, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                       1-4 Family     Other
                                       Real Estate  Residential
                                         Mortgage   Commercial   Construction   Consumer       Total
                                         --------    ---------   ------------   --------       -----
                                                                       (In Thousands)
Amounts Due:
Within 1 year...................         $     94      $3,852       $1,303    $    2,005       $7,254

After 1 year:
  1 to 3 years..................              533       2,883           --         6,322        9,738
  3 to 5 years..................            1,172       1,175           --        10,346       12,693
  5 to 10 years.................           10,685       3,162           --         3,875       17,722
  10 to 20 years................           66,446       6,411           85           746       73,688
  Over 20 years.................           57,782          --          460            --       58,242
                                          -------      ------        -----     ---------      -------
Total due after one year........          136,618      13,631          545        21,289      172,083
                                          -------      ------        -----     ---------      -------
Total amount due................         $136,712     $17,483       $1,848    $   23,294(1)  $179,337

Less:
Unamortized premium
on loan purchases...............               35          --           --            --           35
Allowance for loan loss.........             (689)       (120)          --          (509)      (1,318)
Loans in process................               --          --           --            --           --
Deferred loan fees..............             (212)         --           (2)           --         (214)
                                          -------      ------        -----     ---------      -------
  Loans receivable, net.........         $135,846     $17,363       $1,846    $   22,785(1)  $177,840
                                          =======      ======        =====     =========      =======

--------------------
(1)      Includes $9,716 of loans classified as second mortgage loans.


         The following table sets forth the dollar amount of all loans due after September 30, 2000, which have predetermined interest rates and which have floating or adjustable interest rates.


                                           Floating or
                       Fixed Rates       Adjustable Rates      Total
                       -----------       ----------------      -----
                                          (In Thousands)
One-to-four family....  $ 70,226               $66,392        $136,618
Commercial............    11,277                 2,354          13,631
Construction..........       545                    --             545
Consumer..............    21,180                   109          21,289
                         -------                ------         -------
  Total...............  $103,228               $68,855        $172,083
                         =======                ======         =======

         Residential Loans. Registrant's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in its primary market area. Registrant also originates a small number of residential real estate loans secured by multi-family dwellings.

         Registrant offers adjustable-rate mortgages ("ARMs") that adjust every one, three, and five years and have terms from 1 to 30 years, and fixed-rate mortgage loans with terms of 1 to 30 years. The interest rates on ARMs are based on treasury note rates and the national cost of funds. Registrant considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers. Registrant also has a small network of correspondents from whom Registrant may be referred both fixed- and adjustable-rate real estate mortgage loans. Registrant retains the adjustable-rate loans for its own loan portfolio and sells most of the fixed rate loans into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"). Historically, Registrant has sold its 30-year and 15-year fixed rate loans in the secondary market; however, Registrant has recently begun to hold its 15-year and 20-year fixed rate mortgage loans to maturity. Registrant also offers Federal Housing Administration and Veterans Administration ("FHA/VA") loans. Fixed-rate mortgage loans are generally originated to FHLMC standards. Although Registrant originates adjustable-rate mortgage loans for its own portfolio, they are underwritten to FHLMC standards, so that they are saleable in the secondary market. FHA/VA loans are originated in accordance with FHA/VA guidelines, most of which are sold to various private investors.

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

         Multi-Family Loans. Registrant also makes fixed-rate and adjustable-rate multi-family loans, including loans on apartment complexes. The largest group of multi-family real estate loans on a single complex had a balance of approximately $1.3 million at September 30, 1999, on an apartment complex located within the Registrant's primary market area.

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

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. At September 30, 1999, the largest commercial real estate loan was a construction loan that had a balance of approximately $752,000 and was still in the construction phase at September 30, 1999.

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

         Commercial Business Loans. Regulations authorize Registrant to make secured or unsecured loans for commercial, corporate, business, and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 10% of Registrant's assets. In addition, another 10% of total assets may be invested in commercial equipment leasing. Most of Registrant's commercial business loans are secured by real estate or other assets such as automobiles. The Registrant had two lines of credit between $1.0 million and $1.2 million at September 30, 1999. The portfolio includes additional loans with large aggregate dollar balances.

         It is the policy of Registrant to annually request financial statements from commercial loan borrowers. The financial statements are reviewed as received by management to detect any conditions or trends that may affect the ability of the borrower, including cash flows of the project, to repay the debt. Because of the large dollar amounts outstanding on some of the loans in the portfolio, the failure of only one of these borrowers to repay a loan could have a material impact on the Registrant.

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

Origination, Purchase, and Sale of Loans

         During the fiscal year ended September 30, 1999, Registrant originated $79.7 million in loans, purchased $15.2 million in loans (all secured by one- to four-family residences), and sold $23.7 million in loans.

         Loan Sales. Registrant generally retains servicing on all loans sold with the exception of fixed rate FHA/VA loans which are sold with servicing released. All such loans were sold without recourse to the Company.

         Loan Commitments. Registrant issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitments generally requires acceptance within 60 days of the date of issuance. For commercial real estate loans or commercial loans in general, the commitment is issued for approximately 60 days and must be closed within 60 days of issuance. Commitments for consumer loans expire 30 days after issuance. At September 30, 1999, Registrant had $3.3 million of commitments to originate loans and $3.6 million of unfunded commitments under lines of credit.

         Loan Processing and Servicing Fees. In addition to interest earned on loans, the Company recognizes fees and service charges which consist primarily of fees on loans serviced for others and late charges. The Company recognized net loan servicing fees of $165,000, $157,000, and $161,000 for the years ended September 30, 1999, 1998 and 1997, respectively. As of September 30, 1999, loans serviced for others totaled $61.9 million.

         Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations generally limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus calculated as the sum of the Bank's core and supplementary capital included in total capital, plus the balance of the general valuation allowances for loan and lease losses not included in supplementary capital, plus investments in subsidiaries that are not included in calculating core capital, or $500,000, whichever is greater. An additional amount equal to 10% of unimpaired capital and unimpaired surplus may be included if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate). Under this general restriction, the Bank's maximum loan to one borrower limit at September 30, 1999 was approximately $3.0 million.

         Registrant's largest amount of loans to one borrower was approximately $2.7 million as of September 30, 1999. These loans are secured primarily by interests in automobiles. These loans were current at September 30, 1999.

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

                                                                             At September 30,
                                                                ----------------------------------------
                                                                  1999    1998    1997    1996    1995
                                                                  ----    ----    ----    ----    ----
                                                                           (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loan secured by 1-4
     dwelling units ...........................................   $128    $185    $ 78    $ 51    $239
  All other mortgage loans ....................................    --       91     --      --      --
Non-Mortgage loans:
  Consumer loans ..............................................    185     230     294      76       5
                                                                  ----    ----    ----    ----    ----
Total .........................................................   $313    $506    $372    $127    $244
                                                                  ====    ====    ====    ====    ====

Accruing loans that are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by
    1-4 dwelling units ........................................   $180    $182    $ 50    $146    $142
  All other mortgage loans ....................................    --      --      --       44     --
                                                                  ----    ----    ----    ----    ----
Total .........................................................   $180    $182    $ 50    $190    $142
                                                                  ====    ====    ====    ====    ====
Total non-accrual and 90-day
  past due accrual loans ......................................   $493    $688    $422    $317    $386
                                                                  ====    ====    ====    ====    ====
Real estate owned .............................................   $147    $ 71    $252    $--     $ 66
                                                                  ====    ====    ====    ====    ====
Total non-performing
  assets ......................................................   $640    $759    $674    $317    $452
                                                                  ====    ====    ====    ====    ====
Total non-accrual and 90-day
  past due accrual loans to net
  loans .......................................................   0.28%   0.39%   0.27%   0.24%   0.39%
                                                                  ====    ====    ====    ====    ====
Total non-accrual and 90-day
  past due accrual loans to total
  assets ......................................................   0.20%   0.31%   0.19%   0.15%   0.19%
                                                                  ====    ====    ====    ====    ====
Total non-performing
  assets to total assets ......................................   0.26%   0.34%   0.30%   0.15%   0.22%
                                                                  ====    ====    ====    ====    ====

         Interest income that would have been recorded on renegotiated loans and loans accounted for on a non-accrual basis under the original terms of such loans was $39,000 for the year ended September 30, 1999. Amounts foregone and not included in Registrant's interest income for the year ended September 30, 1999 totaled $12,000.

         Classified Assets. Office of Thrift Supervision ("OTS") regulations provide for a classification system for problem assets of insured institutions that covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated special mention by management are assets included on Registrant's internal watch list because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 1999 that Registrant had a general loss allowance for loans and REO of $1,318,000.

                                             At
                                        September 30,
                                        -------------
                                            1999
                                            ----
                                       (In Thousands)

         Special mention assets            $  140
                                           ======
         Classified assets
           Substandard ........            $1,338
                                           ------

           Doubtful ...........              --
           Loss ...............              --
                                           ------
             Total ............            $1,338
                                           ======

         Foreclosed Assets. Assets owned or acquired by Registrant as a result of foreclosure, judgment, or by a deed in lieu of foreclosure are classified as foreclosed assets until they are sold. When property is acquired it is recorded at fair value as of the date of foreclosure or transfer less estimated disposal costs. Valuations are periodically performed by management and subsequent charges to general loan reserves are taken when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell. It is subsequently carried at the lower of the new basis (fair value at foreclosure or transfer) or fair value. Registrant had $147,000 in foreclosed assets as of September 30, 1999.

         Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During the years ended September 30, 1999, 1998, and 1997, Registrant charged $785,000, $265,000 and $308,000, respectively, to the provision for loan losses and $0, $0 and $0, respectively, to the provision for losses on foreclosed assets.

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

         The amount and percent of loans in each category to total loans for the distribution of Registrant's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                     At September 30,
                                --------------------------------------------------------------------------------------------
                                      1999               1998              1997             1996                1995
                                ------------------ ---------------- ----------------- ----------------- --------------------
                                    $        %         $       %        $        %        $       %           $        %
                                   ---      ---       ---     ---      ---      ---      ---     ---         ---      --
                                                                 (Dollars in Thousands)

Residential real estate.....     $  689    83.74%   $  689   81.51%  $  603    86.47%  $ 523     87.44%   $ 521      89.58%
Commercial real estate......         70     5.05        22    2.80       12     1.67       9      1.42       10       1.78
Commercial business.........         50     3.64        38    4.87       76     2.54      51      2.75       23       1.76
Consumer....................        509     7.57       388   10.82      278     9.32     157      8.39       90       6.88
                                  -----   ------    ------  ------    -----   ------    -----   ------     ----     ------
Total.......................     $1,318   100.00%   $1,137  100.00%  $  969   100.00%  $  740   100.00%   $ 644     100.00%
                                  =====   ======     =====  ======    =====   ======    =====   ======     =====    ======

          The   following   table  sets  forth   information   with  respect  to
Registrant's allowance for loan losses at the dates indicated:

                                                         At September 30,
                               -----------------------------------------------------------------
                                  1999          1998          1997          1996          1995
                               ---------     ---------     ---------     ---------     ---------
                                                       (Dollars in Thousands)
Total loans outstanding ....   $ 177,840     $ 174,733     $ 158,163     $ 129,903     $  98,934
                               =========     =========     =========     =========     =========

Average loans outstanding ..   $ 176,318     $ 167,490     $ 145,395     $ 110,084     $  81,236
                               =========     =========     =========     =========     =========

Allowance balances
  (at beginning of period) .       1,137           969           740           644           619
Provision (credit):
  Real estate-mortgage .....        --              75            88            20           (17)
  Consumer .................         725           130           220           115            26
  Commercial ...............          60            60          --            --            --
                               ---------     ---------     ---------     ---------     ---------
                                     785           265           308           135             9
                               ---------     ---------     ---------     ---------     ---------
Charge-offs:
  Real estate-mortgage .....        --              (2)          (17)          (19)           (1)
  Consumer .................        (658)         (105)          (75)          (20)           (1)
                               ---------     ---------     ---------     ---------     ---------
                                    (658)         (107)          (92)          (39)           (2)
                               ---------     ---------     ---------     ---------     ---------
Recoveries:
  Real estate-mortgage .....        --               1            13          --              16
  Consumer .................          54             9          --            --               2
                               ---------     ---------     ---------     ---------     ---------
                                      54            10            13          --              18
                               ---------     ---------     ---------     ---------     ---------
Net (charge-offs) recoveries        (604)          (97)          (79)          (39)           16
                               =========     =========     =========     =========     =========
Allowance balance
  (at end of period) .......   $   1,318     $   1,137     $     969     $     740     $     644
                               =========     =========     =========     =========     =========
Allowance for loan losses as
  a percent of total loans
  outstanding ..............        0.74%         0.65%         0.61%         0.57%         0.65%
                               =========     =========     =========     =========     =========
Net loans charged off as a
  percent of average loans
  outstanding ..............        0.34%         0.06%         0.06%         0.04%        (0.02%)
                               =========     =========     =========     =========     =========

         The following table sets forth information with respect to Registrant's allowance for losses on real estate owned and in judgment at the dates indicated:

                                                    At September 30,
                                 -----------------------------------------------
                                   1999       1998       1997        1996  1995
                                   ----       ----       ----        ----  ----
                                                (Dollars in Thousands)
Total real estate owned and in
  judgment, net ..............   $   147   $     71   $    252   $    --     $66
                                 =======   ========   ========   =========   ===
Allowance balances -
  beginning ..................   $  --     $   --     $   --     $    --     $--
Provision ....................      --         --         --          --      --
Net charge-offs ..............      --         --         --          --      --
                                 -------   --------   --------   ---------   ---
Allowance balances - ending ..   $  --     $   --     $   --     $    --     $--
                                 =======   ========   ========   =========   ===
Allowance for losses on real
  estate owned and in judgment
  to net real estate owned and
  in judgment ................      --  %      -- %       -- %       -- %     -- %
                                 =======   ========   ========   =========   ===

Interest Bearing Accounts Held at Other Financial Institutions

         As of September 30, 1999, the Company had a balance of $4,377,000 on its interest-bearing deposits in other financial institutions, principally with the Federal Home Loan Bank ("FHLB") of Topeka (including up to $100,000 at the other financial institutions covered by FDIC deposit insurance and held in time deposits). The Company maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Investment Activities

         Registrant is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. Registrant has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in Registrant's loan origination and other activities. As of September 30, 1999, Registrant had an investment portfolio of approximately $40.9 million, consisting primarily of U.S. Government agency obligations, U.S. Treasury securities, investment grade corporate debt securities, municipal obligations, and FHLB stock as permitted by the OTS regulations. Of this portfolio, approximately $4.4 million consists of investments in common stock of other issuers. Registrant has also invested in mortgage-related securities principally in Federal National Mortgage Association ("FNMA") ARMs and FHLMC ARMs, and to a lesser extent, Collateralized Mortgage Obligations ("CMOs"). Registrant anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Topeka. Registrant will continue to seek high quality investments with short to intermediate maturities and duration from one to five years.

Investment Portfolio

         The following table sets forth the carrying value of Registrant's investment securities portfolio, short-term investments, mutual funds, and FHLB stock, at the dates indicated. None of the investment securities held as of September 30, 1999 was issued by an individual issuer in excess of 10% of Registrant's capital, excluding the securities of U.S. Government and U.S. Government Agencies and Corporations. As of September 30, 1999, the market value of Registrant's total investment portfolio was $40.0 million.



                                         At September 30,
                                  ----------------------------
                                     1999      1998      1997
                                     ----      ----      ----
                                          (In thousands)
Investments Held to Maturity:
  U.S. Government Securities ..   $  --     $  --     $  --
  U.S. Agency Securities ......    27,465    10,000    17,298
  Corporate Notes and Bonds ...      --        --        --
  Municipal Obligations .......     1,385     1,575     1,540
                                  -------   -------   -------
  Total Investments Held to
    Maturity ..................    28,850    11,575    18,838
                                  -------   -------   -------

Investments Available-for-Sale:
  U.S. Agency Securities ......     4,000      --        --
  Common Stock ................     4,378     5,800     4,087
  FHLB Stock ..................     3,441     3,211     2,976
  Other Equity Securities .....        10        10        10
  Corporate Notes and Bonds ...       193       200        50
                                  -------   -------   -------
  Total Investments Available
   -for-Sale ..................    12,022     9,221     7,123
                                  -------   -------   -------
  Total Investments ...........   $40,872   $20,796   $25,961
                                  =======   =======   =======


         Registrant classifies its investments in accordance with SFAS 115. See the discussion of SFAS 115 under "-- Mortgage-Backed Securities." See Note 1 to the Consolidated Financial Statements incorporated by reference into this document.

Investment Portfolio Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio as of September 30, 1999. Yields on tax exempt obligations have not been computed on a tax equivalent basis.

                                                                 As of September 30, 1999
                                 ---------------------------------------------------------------------------------------------------
                                                                                                                     Total
                                 One Year or Less One to Five Years  Five to Ten Years  More than Ten Years  Investment Securities
                                 ---------------- -----------------  -----------------  -------------------  -----------------------
                                 Carrying Average Carrying Average   Carrying   Average  Carrying  Average Carrying  Average  Market
                                   Value   Yield    Value   Yield     Value      Yield    Value    Yield    Value    Yield    Value
                                   -----   -----    -----   -----     -----      -----    -----    -----    -----    -----    -----
                                                                   (Dollars in Thousands)
Investment Securities:
  U.S. Government Obligations....   $  --     --%   $   --      --%  $    --        --%  $   --       --% $    --       --% $    --
  U.S. Agency Obligations........      --     --     1,000    6.24    25,465      6.66    5,000     7.23   31,465     6.73   30,578
  Municipal Obligations..........     100   6.10       500    4.87       785      4.96       --       --    1,385     5.01    1,392
  Corporate Notes and Bonds......      --     --        52   11.00        94     12.50       47     9.00      193    11.25      193
                                     ----   ----     -----   -----     -----     -----    -----    -----   ------    -----   ------
    Total........................   $ 100   6.10%   $1,552    5.95%  $26,344      6.62%  $5,047     7.25% $33,043     6.68% $32,163
                                     ====   ====     =====   =====    ======     =====    =====    =====   ======    =====   =======


Mortgage-Backed Securities

         To supplement lending activities, Registrant invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity (see Note 3 to the Consolidated Financial Statements incorporated by reference into this document).

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

         Registrant adopted SFAS No. 115 as of October 1, 1994. At September 30, 1999, the mortgage-backed securities portfolio had a fair value of $13.5 million and an amortized cost of $13.5 million. That part of the mortgage-backed securities portfolio classified as held to maturity is recorded at amortized cost. That part of the mortgage-backed securities classified as available for sale is recorded at fair value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity (net of tax effects). As of September 30, 1999, there were no mortgage-backed securities that were classified as available for sale.

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

         The collateralized mortgage obligations ("CMOs") (in the form of real estate mortgage investment conduits) held by Registrant at September 30, 1999 totaled $5.2 million and consisted of CMOs issued by FHLMC, FNMA and private issuers. The aggregate book value of CMOs issued by any one private issuer did not exceed 10% of stockholders' equity at September 30, 1999, 1998, and 1997. The portfolio of CMOs held in Registrant's mortgage-backed securities portfolio at September 30, 1999 did not include any residual interests in CMOs. Further, at September 30, 1999, Registrant's mortgage-backed securities portfolio did not include any "stripped" CMOs (i.e., CMOs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest).

         The following table sets forth the carrying value of Registrant's mortgage-backed securities portfolio at the dates indicated.

                                       Weighted
                                        Average
                                        Rate At
                                     September 30,
                                         1999          1999     1998        1997
                                        ------        ------    -----      -----
                                  (Dollars in Thousands)
Held for Investment:
GNMA ARMs..........................          --%    $    --     $    --    $    --
FNMA ARMs..........................        5.89       5,901       8,842     13,158
FHLMC ARMs.........................        5.54       1,901       2,815      4,768
FHLMC Fixed Rate...................        8.44          80         128        246
GNMA Fixed Rate....................        8.00         103         230        373
FNMA Fixed Rate....................        5.50         344         448        590
CMOs...............................        6.13       5,160       9,261     17,555
                                           ----       -----      ------    -------
   Total Held for Investment               5.95%     13,489      21,724     36,690
                                           ====      ------      ------    -------
Held for Sale......................                      --          --         --
                                                     ------      ------   --------
Total mortgage-backed securities...                 $13,489     $21,724   $ 36,690
                                                     ======      ======    =======

         Mortgage-Backed Securities Maturity. The following table sets forth the contractual maturity of Registrant's mortgage-backed securities portfolio at September 30, 1999. The table does not include scheduled principal payments and estimated prepayments.

                                              Contractual
                                             Maturities Due
                                             --------------
                                             (In Thousands)
Less than 1 year..........................        $132
1 to 3 years..............................         133
3 to 5 years..............................         350
5 to 10 years.............................       1,637
10 to 20 years............................       2,205
Over 20 years.............................       9,032
                                                ------
Total mortgage-backed securities..........     $13,489
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

         Savings deposits and demand and NOW accounts constituted $32.8 million, or 20.7% of Registrant's deposit portfolio at September 30, 1999. Certificates of deposit constituted $126.1 million or 79.3% of the deposit portfolio, including certificates of deposit with principal amounts of $100,000 or more which constituted $27.0 million or 17.0% of the deposit portfolio at September 30, 1999. As of September 30, 1999, Registrant had no brokered deposits.

         To supplement lending activities in periods of deposit growth and/or declining loan demand, Registrant has increased its investments in residential mortgage-backed securities during recent years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. At September 30, 1999, $19.5 million in investment securities and $6.2 million in mortgage-backed securities were pledged as collateral for public funds.

Jumbo Certificates of Deposit

         The following table indicates the amount of Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.


                                                              September 30,
                                                                  1999
                                                                  ----
                                                             (In Thousands)
Maturity Period
Within three months.......................................       $10,086
Over three through six months.............................         7,930
Over six through twelve months............................         5,433
Over twelve months........................................         3,539
                                                                  ------
    Total.................................................       $26,988
                                                                  ======

Borrowings

         Deposits are the primary source of funds of Registrant's lending and investment activities and for its general business purposes. Registrant may obtain advances from the FHLB of Topeka to supplement its supply of lendable funds, and Registrant has utilized this funding source. Advances from the FHLB of Topeka would typically be secured by a pledge of Registrant's stock in the FHLB of Topeka and a portion of Registrant's first mortgage loans and certain other assets. Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1999, Registrant had $58.0 million outstanding from the FHLB of Topeka and no borrowings of any other kind.

Personnel

         As of September 30, 1999 Registrant had 52 full-time and seven part-time employees. None of Registrant's employees are represented by a collective bargaining group.

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

         Subsequent to the end of the fiscal year, federal law was amended to effectively prohibit the Company from affiliating in any way with a non-financial company. In connection with the amendment to federal law, the Company may now become affiliated with securities firms and insurance companies. These changes to federal law do not impact the current business of the Company. Unlike savings and loan holding companies that may be created in the future, the Company generally is not restricted in the types of business in which it may engage, provided that the Bank maintains a specified amount of its assets in housing related investments.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

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

         As a member of the SAIF, the Bank pays an insurance premium to the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits.

         The deposit insurance assessment for SAIF members is .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Regulatory Capital Requirements. OTS capital regulations require savings associations to meet two capital standards: (1) a leverage ratio (core capital) requirement of 4% of total adjusted assets and (2) a risk-based capital requirement equal to 8% of total risk-weighted assets. Additional regulatory requirements are discussed in Note 13 to the Consolidated Financial Statements incorporated by reference into this document. These additional capital requirements effectively require higher levels of capital.

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 1999:


                                                             Percent of
                                                              Adjusted
                                            Amount             Assets
                                            ------             ------
                                        (Dollars in Thousands)

Core Capital:
Regulatory requirement...............     $  9,652                4.0%
Regulatory capital...................       18,297                7.6
                                           -------               ----
  Excess.............................     $  8,645                3.6%
                                           =======               ====

Risk-Based Capital:
Regulatory requirement...............     $  9,739                8.0%
Regulatory capital...................       19,615               16.1
                                            ------               ----
  Excess.............................     $  9,876                8.1%
                                           =======              =====


         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test pursuant to OTS regulations or they become subject to certain operating restrictions. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of September 30, 1999, the Bank was in compliance with its QTL requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1999, the Bank was in compliance with this requirement.

         Proposed Regulation. The OTS has announced that it will consider amending its capital standards so as to more closely conform its requirements to those of the other federal banking agencies. The impact of this possible change is not expected to materially impact the Bank. The impact on the Company cannot yet be determined.

Executive Officers of the Registrant

         James F. Strovas, age 53, has been employed by the Bank since 1988 and presently serves as Senior Vice President and Chief Financial Officer of the Company and Bank. He is also a board member of the Dodge City Area Community Foundation, the American Heart Association of Ford County, and is a member of the Dodge City Rotary Club.

         Gary L. Watkins, age 44, has been employed by the Bank since 1985 and is currently a Senior Vice President, Chief Operating Officer, and Secretary of the Company and Bank. He is also a member of the Kiwanis and the Board of Directors of Trinity Association. Mr. Watkins is a past Vice President of the Dodge City Area Chamber of Commerce.

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

         In the opinion of management, no material loss is expected from any of the pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of securities holders during the fourth quarter of the fiscal year.


                                     PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

         The information contained under the section captioned "Stock Price Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1999 (the "Annual Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data
---------------------------------

         The information contained under the section captioned "Five-Year Financial Summary" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report is incorporated herein by reference.

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

Item 9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" in Registrant's definitive proxy statement for Registrant's Annual Meeting of Stockholders to be held in January 2000 (the "Proxy Statement") is incorporated herein by reference. Additional information regarding Registrant's executive officers is contain in Part I of this document. See "Item 1. Description of Business -- Executive Officers of the Registrant."

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

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" and to the first table under "Proposal I -- Election of Directors" in the Proxy Statement.

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

Item 14.  Exhibits, Lists and Reports on Form 8-K
-------------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of Registrant included in Registrant's Annual Report to Stockholders are incorporated herein by reference and also in Item 8 hereof.

                           Independent Auditor's Report.

                           Consolidated Statements of Financial Condition as of September 30, 1999 and 1998.

                           Consolidated Statements of Operations for the Years Ended September 30, 1999, 1998 and 1997.

                           Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1999, 1998, and 1997.

                           Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997.

                           Notes to Consolidated Financial Statements.

                  2. Except for Exhibit 27 below, Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

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

                           3(ii)    Bylaws of Landmark Bancshares, Inc.*

                           10.1     1994 Stock Option Plan of Landmark Bancshares, Inc.**

                           10.2     Management Stock Bonus Plan and Trust Agreements**

                           10.3     1991 Deferred Compensation Agreement with Larry Schugart*


                           10.4     1998 Deferred Compensation Agreement with Larry Schugart***

                           10.5     Directors Change in Control Severance Plan***

                           10.6     1996 Stock Option Agreement with Richard Ball****

                           10.7     Employment Agreement with Larry Schugart***

                           10.8     Employment Agreement with Gary Watkins***

                           10.9     Employment Agreement with James Strovas***

                           10.10    1998 Stock Option Agreement with Richard Ball***

                           10.11    Stock Option Agreement with Larry Schugart

                           10.12    Stock Option Agreement with Gary Watkins

                           10.13    Stock Option Agreement with James Strovas

                           13       Annual Report to Stockholders for the fiscal year ended September 30,
                                    1999

                           21       Subsidiaries of Registrant*****

                           23       Consent of Regier Carr & Monroe, L.L.P.

                           27       Financial Data Schedule (electronic filing only)

         ---------------------

          * Incorporated by reference to the identically numbered exhibit of the registration statement on Form S-1 (File No. 33-72562) declared effective by the SEC on February 9, 1994.

          ** Incorporated by reference to the exhibits to the proxy statement for a special meeting of stockholders held on June 22, 1994 and filed with the SEC on May 24, 1994 (File No. 0- 23164).

          *** Incorporated by reference to the identically numbered exhibit of the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-23164), filed with the SEC.

          **** Incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 0-23164), filed with the SEC.

          *****Incorporated by reference to Exhibit 21.4 of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-23164), filed with the SEC.

               (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of December 27, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                       Landmark Bancshares, Inc.


                                       By: /s/ Larry Schugart
                                           -------------------------------------
                                                Larry Schugart
                                                President and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 27, 1999.

/s/ James F. Strovas                                          /s/ Larry Schugart
----------------------------------------------                --------------------------------------
James F. Strovas                                              Larry Schugart
Senior Vice President and                                     President, Chief Executive Officer,
Chief Financial Officer                                       and Director
(Principal Financial and Accounting                           (Principal Executive Officer)
Officer)


/s/ Gary L. Watkins                                           /s/ Richard A. Ball
----------------------------------------------                --------------------------------------
Gary L. Watkins                                               Richard A. Ball
Senior Vice President, Chief Operating                        Director
Officer, and Secretary


/s/ David H. Snapp                                            /s/ C. Duane Ross
----------------------------------------------                --------------------------------------
David H. Snapp                                                C. Duane Ross
Director                                                      Director


/s/ Jim W. Lewis
----------------------------------------------
Jim W. Lewis
Director

