Form 10-Q
period 1999-12-31
LANDMARK BANCSHARES INC
filed 2000-02-14
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

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

                                       Yes  [X]  No

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1999:

               $.10 par value common stock           1,127,806 shares
                             (Class)                  (Outstanding)

                            LANDMARK BANCSHARES, INC.

                                      INDEX

                                                                     Page Number

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Statements of Financial Condition as of
                December 31, 1999 (unaudited) and September 30, 1999       1

                Statements of Income for the Three
                Months Ended December 31, 1999 and 1998 (unaudited)        2

                Statements of Comprehensive Income for the
                Three Months Ended December 31, 1999 and 1998 (unaudited)  3

                Statements of Cash Flows for the Three Months Ended
                December 31, 1999 and 1998 (unaudited)                     4-5

                Notes to Financial Statements                              6-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9-12

        Item 3. Quantitative and Qualitative Disclosures about Market Risk 13-15


PART II OTHER INFORMATION

        Item 1. Legal Proceedings                                          16
                               None
        Item 2. Changes in Securities and Use of Proceeds                  16
                               None
        Item 3. Default Upon Senior Securities                             16
                               None
        Item 4. Submission of Matter to a Vote of Security Holders         16
                               None
        Item 5. Other Information                                          16
                               None
        Item 6. Exhibits and Report on Form 8-K                            16
                (A)     None
                (B)     None
SIGNATURES                                                                 17

                                                                               1
          LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Financial Condition

                                                                    December 31, 1999  September 30, 1999
                                                                       (Unaudited)
                                                                      -------------    -------------
                                     ASSETS
Cash and cash equivalents:
     Interest bearing                                                 $   3,686,458    $   4,377,197
     Non-interest bearing                                                 2,273,043        1,598,533
Time deposits in other financial institutions                               292,119          289,864
Securities held to maturity                                              28,855,630       28,849,853
Securities available for sale                                             9,398,923       12,022,530
Mortgage-backed securities held to maturity                              12,372,483       13,489,174
Loans receivable, net                                                   182,632,907      177,236,196
Loans held for sale                                                         340,268          604,395
Accrued income receivable                                                 1,559,693        1,547,901
Real estate owned or in judgment and other
     repossessed property, net                                              486,284          146,883
Office properties and equipment, at cost less
     accumulated depreciation                                             1,769,860        1,759,770
Prepaid expenses and other assets                                         1,764,203        1,949,751
Income taxes receivable, current                                                  0          154,072
Deferred income taxes                                                       113,156           89,865
                                                                      -------------    -------------
                                   TOTAL ASSETS                       $ 245,545,027    $ 244,115,984
                                                                      -------------    -------------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                           156,036,515      158,936,292
     Landmark Official Checks                                             1,301,066                0
     Other Borrowed Money                                                63,500,000       58,000,000
     Advances from borrowers for taxes and
         insurance                                                          738,447        2,143,805
     Accrued expenses and other Liabilities                               1,141,704        2,631,740
     Income taxes
         Current                                                            215,228                0
                                                                      -------------    -------------
                                   TOTAL LIABILITIES                  $ 222,932,960    $ 221,711,837
                                                                      -------------    -------------
Stockholders' Equity
     Common Stock                                                           228,131          228,131
          $.10 par value; 10,000,000 shares authorized;
          2,281,312 shares issued
     Additional Paid-in Capital                                          22,705,944       22,706,378
     Treasury Stock, at cost, 1,153,506 shares at December 31, 1999     (22,210,403)     (22,144,168)
          and 1,149,748 shares at September 30, 1999
     Retained income (substantially restricted)                          22,715,346       22,290,140
     Employee Stock Ownership Plan                                         (555,841)        (555,841)
     Accumulated other comprehensive income                                (271,110)        (120,493)
                                                                      -------------    -------------
           Total Stockholders' Equity                                    22,612,067       22,404,147
                                                                      -------------    -------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 245,545,027    $ 244,115,984
                                                                      -------------    -------------

                                                                               2
           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                        Consolidated Statements of Income

                                                            Three Months
                                                          Ended December 31
                                                         1998          1999
                                                       ---------   ---------
                                                      (unaudited) (unaudited)
INTEREST INCOME
     Interest on loans                                 3,562,238   3,564,736
     Interest and dividends on investment securities     266,837     711,327
     Interest on mortgage-backed securities              337,325     203,159
                                                       ---------   ---------
             Total interest income                     4,166,400   4,479,222

INTEREST EXPENSE
     Deposits                                          1,929,393   1,797,441
     Borrowed funds                                      553,789     792,631
                                                       ---------   ---------
             Total interest expense                    2,483,182   2,590,072

             Net interest income                       1,683,218   1,889,150

PROVISION FOR LOSSES ON LOANS                             75,000     135,000
                                                       ---------   ---------
     Net interest income after provision for losses    1,608,218   1,754,150

NON-INTEREST INCOME
     Service charges and late fees                        99,040     106,546
     Net gain (loss) on sale of available
         for sale investments                             65,672      10,591
     Net gain (loss) on sale of loans                    203,178      50,731
     Service fees on loans sold                           12,059      20,732
     Other income                                         34,828      38,277
                                                         414,777     226,877
                                                       ---------   ---------
NON-INTEREST EXPENSE

     Compensation and related expenses                   651,860     608,041
     Occupancy expense                                    63,746      63,447
     Advertising                                          13,042      19,682
     Federal insurance premium                            37,968      37,718
     Loss (gain) from real estate operations               1,028       5,928
     Data processing                                      43,035      37,545
     Other expense                                       204,513     252,763
                                                       ---------   ---------
                                                       1,015,192   1,025,124

             Income before income taxes                1,007,803     955,903

INCOME TAXES EXPENSES                                    403,500     369,300
                                                       ---------   ---------
             Net income                                  604,303     586,603
                                                       ---------   ---------

Basic earnings per share                               $    0.50   $    0.55

Diluted earnings per share                             $    0.44   $    0.50

Dividends per share                                    $    0.15   $    0.15

           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                 Consolidated Statements of Comprehensive Income

                                                                                    Three Months Ended
                                                                                         December 31,
                                                                                      1998         1999
                                                                                   ---------   ---------
                                                                                  (Unaudited)   (Unaudited)

Net income                                                                         $ 604,303   $ 586,603
                                                                                   ---------   ---------
Other comprehensive income, net of tax: Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising during the period                 94,337    (144,262)
          Less:  reclassification adjustment for gains included in net income        (65,672)     (6,355)
                                                                                   ---------   ---------
Total other comprehensive income                                                      28,665    (150,617)
                                                                                   ---------   ---------
Comprehensive income                                                               $ 632,968   $ 435,986


                                                                               4
            LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows

                                                                                 Three Months Ended  December  31
                                                                                        1998             1999
                                                                                    (unaudited)     (unaudited)
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $    604,303    $    586,603
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
          Amortization and impairment of mortgage servicing rights                      (54,971)       (307,571)
          Depreciation                                                                   40,741          58,604
          Decrease (increase) in accrued interest receivable                            292,956        (100,950)
          Increase (decrease) in outstanding checks in excess of bank balance                 0         543,980
          Increase (decrease) in accrued and deferred income taxes                      504,188         346,009
          Increase (decrease) in accounts payable and accrued expenses                 (536,864)     (1,368,691)
          Amortization of premiums and discounts on investments and loans                (8,756)        (14,195)
          Provision for losses on loans                                                  75,000         135,000
          Gain (loss) on sale of available for sale investments                         (65,672)        (10,591)
          Other non-cash items, net                                                     152,748         320,229
          Sale of loans held for sale                                                10,529,051       2,237,215
          Gain on sale of loans held for sale                                          (203,178)        (50,731)
          Origination of loans held for sale                                         (9,486,191)     (1,843,451)
          Purchase of loans held for sale                                              (868,080)        (81,600)
                                                                                   ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $    975,275    $    449,860
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Loan originations and principal payment on loans held for investment          $  2,452,670    $  1,841,707
     Principal repayments on mortgage-backed securities                               2,559,812       1,114,357
     Loans purchased for investment                                                  (2,931,930)     (7,805,475)
     Acquisition of investment securities held to maturity                           (2,999,840)              0
     Acquisition of investment securities available for sale                           (168,850)       (262,400)
     Proceeds from sale of available for sale investment securities                     112,356       2,878,221
     Proceeds from maturities or calls of investment securities held to maturity      4,090,000               0
     Sale of real estate acquired in settlement of loans                                    300         111,877
     Acquisition of fixed assets                                                         (3,110)        (68,694)
                                                                                   ------------    ------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                   $  3,111,408    $ (2,190,407)
                                                                                   ------------    ------------

           LANDMARK BANCSHARES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY,
                          LANDMARK FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                  Three  Months  Ended  December  31
                                                                             1998           1999
                                                                         (unaudited)    (unaudited)
                                                                       ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                               $    613,596   $ (2,142,692)
     Net increase (decrease) in escrow accounts                          (1,101,475)    (1,405,358)
     Proceeds from FHLB advance and other borrowings                     26,500,000     17,500,000
     Repayment of FHLB advance and other borrowings                     (25,900,000)   (12,000,000)
     Acquisition of Treasury Stock                                       (2,250,228)       (66,235)
     Other Financing Activities                                              48,261              0
     Dividend Payment                                                      (187,470)      (161,397)
                                                                       ------------   ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         (2,277,316)     1,724,318
                                                                       ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                               1,809,367        (16,229)

BEGINNING CASH AND CASH EQUIVALENTS                                       2,844,378      5,975,730
                                                                       ------------   ------------
ENDING CASH AND CASH EQUIVALENTS                                          4,653,745      5,959,501
                                                                       ------------   ------------
SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
         Interest on deposits, advances, and other borrowings             2,886,638      2,907,414
         Income taxes                                                       752,036              0

     Transfers from loans to real estate acquired through foreclosure             0        451,598


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

The results of operation for the three months ending December 31, 1999, are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2000.

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

3.             INVESTMENTS AND MORTGAGE - BACKED SECURITIES

A summary of the Bank's carrying value of investment and mortgage - backed securities as of December 31, 1999 and September 30, 1999, is as follows:

Investment Securities                        December 31, 1999  September 30, 1999
                                                 -----------        -----------
Held to maturity:
               Government Agency Securities      $27,470,630        $27,464,853
               Municipal Obligations               1,385,000          1,385,000
               Other                                       0                  0
                                                 -----------        -----------
                                                 $28,855,630        $28,849,853
Available for sale:
               Common Stock                        3,991,648          4,378,530
               Stock in Federal Home Loan Bank     3,237,400          3,441,000
               Other                               2,169,875          4,203,000
                                                 -----------        -----------
                                                 $ 9,398,923        $12,022,530
Mortgage - Backed Securities held to maturity:
               FNMA - Arms                       $ 5,640,342        $ 5,901,429
               FHLMC -Arms                         1,718,315          1,900,940
               FHLMC -Fixed Rate                      73,575             79,967
               CMO Government Agency               3,328,210          3,862,807
               CMO Private Issue                   1,188,732          1,297,099
               FNMA - Fixed Rate                     334,671            343,808
               GNMA - Fixed Rate                      88,638            103,124
                                                 -----------        -----------
                                                 $12,372,483        $13,489,174

4.             LOAN RECEIVABLE, NET
A summary of the Bank's loans receivable at December 31, 1999 and September 30, 1999, is as follows:

                                                                    December 31, 1999 September 30, 1999
                                                                    ----------------- ------------------
Real Estate loans:
               Residential                                               144,988,583      138,008,961
               Construction                                                  993,122        1,847,609
               Commercial                                                  9,912,839        9,050,225
               Second mortgage                                             9,678,012        9,716,029
Commercial business                                                        6,355,748        6,531,200
Consumer                                                                  12,269,315       13,578,547
                                                                       -------------    -------------
               Gross loans                                               184,197,619      178,732,571
               Less:  Net deferred loan fees, premiums and discounts        (164,608)        (178,699)
                         Allowance for Loan Losses                        (1,400,104)      (1,317,676)
                                                                       -------------    -------------
               Total loans, net                                        $ 182,632,907    $ 177,236,196

A summary of the Bank's allowance for loan losses for the three months ended December 31, 1998 and 1999, are as follows:

                                                          Three Months Ended
                                                              December 31
                                                         1998            1999
                                                     -----------    -----------
               Balance Beginning                     $ 1,136,753      1,317,676
               Provisions Charged to Operations           75,000        135,000
               Loans Charged Off Net of Recoveries        (6,805)       (52,572)
                                                     -----------    -----------
               Balance Ending                        $ 1,204,948    $ 1,400,104

5.             REAL ESTATE OWNED OR IN JUDGMENT
Real Estate owned or in judgment and other repossessed property:

                                                December  31, 1999 September 30, 1999
                                                       ---------       --------
               Real Estate Acquired by Foreclosure     $  70,187       $      0
               Real Estate Loans in Judgment and
                  Subject to Redemption                  393,597         70,081
               Other Repossessed Assets                   22,500         76,802
                                                       ---------       --------
                                                       $ 486,284       $146,883

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

On December 31, 1999, the Bank had outstanding commitments to fund real estate loans of $1,726,127.00. Of the commitments outstanding, $1,060,927.00 are for fixed rate loans at rates of 7.375% to 9.00%. Commitments for adjustable rate loans amount to $665,200.00 with initial rates of 7.125% to 8.75%. Outstanding loan commitments to sell as of December 31, 1999 were $289,905.00. In addition the Bank had outstanding commercial loan commitments of $938,601.00 with initial rates of 7.75% to 10.00%.

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

Earnings per share for the three months ending December 31, 1999 and 1998, was determined as follows:

               STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                  Basic Earnings Per Share
                                                     Three months ended
                                                         December 31
                                                     1999          1998
                                                  ---------     ---------
Weighted average common shares outstanding
               Net of Treasury shares             1,131,564     1,327,934
Average unallocated ESOP shares                     (55,547)      (69,235)
Weighted average treasury shares purchased           (2,042)      (31,673)
Nonvested MSBP shares                                     0        (6,842)
                                                  ---------     ---------
Weighted Average Shares for Basic EPS             1,073,975     1,220,184
                                                  ---------     ---------
Net Earnings                                        586,603       604,303
                                                  ---------     ---------

Per share amount                                  $    0.55     $    0.50

                                                 Diluted Earnings Per Share
                                                    Three months ended
                                                        December 31
                                                    1999          1998
                                                  ---------     ---------
Weighted average shares for Basic EPS             1,073,975     1,220,184
Dilutive stock options                               93,148       135,749
Dilutive MSBP shares                                      0         2,318
                                                  ---------     ---------
Weighted Average Shares for Diluted EPS           1,167,123     1,358,251
                                                  ---------     ---------

Net Earnings                                        586,603       604,303
                                                  ---------     ---------
Per share amount                                  $    0.50     $    0.44


8.             DIVIDENDS

At a October 1999 board meeting, the Directors of the Company declared a .15 per share dividend. The dividend was payable to all stockholders of record as of November 10, 1999.

                                                                               9
                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended December 31, 1999. The Bank is primarily engaged in the business of accepting deposit accounts from the general public, using such funds to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas and for the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Kansas City, and other cities in Kansas and in Albuquerque and Santa Fe, New Mexico and Madison, Wisconsin. The Bank also has a Loan Origination Office located in Overland Park, Kansas. To a lesser extent, the Bank will purchase adjustable rate mortgages loans, to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans, savings deposit loans, and small business loans.

Management Strategy:

Management's strategy has been to maintain profitability. The Bank's lending strategy has historically focused on the origination of traditional, conforming one to four-family mortgage loans with the primary emphasis on single-family residences. The Bank's secondary focus has been on consumer loans, commercial loans, second mortgage loans, home equity loans, savings deposit loans, and small business lending. This focus, and the application of strict underwriting standards, are designed to reduce the risk of loss on the Bank's loan portfolio. However, this lack of diversification in its portfolio structure does increase the Bank's portfolio concentration risk by making the value of the portfolio more susceptible to declines in real estate values in its market area. This has been mitigated in recent years, through the investment in mortgage-backed securities, the sales of loans in the secondary market, and the entrance into small business lending.

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

Through the first three months of fiscal year 2000 rates continued with a steady increase. As a result of the rates at the end of December 1999, the Bank reflected an unrealized loss of $1,882 in loans held for sale. Sustained levels of gain on sale of loans is dependent on continued stable or downward interest rate movement and could likely be adversely affected by a continued rise in interest rates.

Changes in financial condition between December 31, 1999 and September 30, 1999:

Total assets increased by $1,429,043, or approximately 0.58% between September 30, 1999 and December 31, 1999. This increase is largely attributed to a $5,396,711 increase in loans receivable partially offset by a decrease of $3,734,521 in investments and mortgage backed securities.

The Bank utilizes FHLB line of credit and short term advances which increased $5.5 million from September 30, 1999 to December 31, 1999 to fund the acquisition of adjustable rate mortgages. In managing the Bank's overall interest rate risk, loan purchases have been made which increase the level of risk to the extent that borrowing will reprice more frequently than the adjustments on the mortgages.

Results of operations: comparison between the three months ended December 31, 1999 and 1998:

Net income for the three-month period ended December 31, 1999 of $586,603 represents a decrease of $17,700 from the net income reported for the three-month period ended December 31, 1998. The decrease was primarily due to $152,447 less gain on sale of loans and $60,000 more placed in loan loss reserves, which were almost totally offset by an increase in net interest income before provision for loan losses of 205,932 from the year ago period.

Net interest income after provision for losses on loans for the three-month period ended December 31, 1999 increased $145,932 or approximately 9.1% to $1,754,150 as compared with $1,608,218 for the same period ended December 31, 1998. This increase in interest income is largely due to an increase in the average balance on securities held to maturity from $9,718,696, the three months ended December 31, 1998, to $28,852,089 for the same period ended December 31, 1999. Provision for loan loss has been increased primarily due to increased consumer loan losses.

Landmark Federal Savings Bank's charge-off experience for loans for the five years ended September 30, 1998 had averaged only $52,000 per year or .04% of total loans. However, in fiscal 1999 the Bank charged off $658,000 in loans as a result of a quality control issue on automobile loans. The problem arose primarily on individual loans being originated by one loan officer who is no longer employed by the Bank. The Bank has conducted a thorough review of its automobile loan portfolio, has reserved, and continues to reserve for the portfolio. In November, 1998, the loan policies were rewritten. Monitoring has been tightened and all modifications and deferrals require senior management approval. Exceptions are reported to the Board of Directors monthly. The files are reviewed individually by an experienced lender / servicer for insurance and proper documentation. Valuation reserves increased $82,428, or 6.3%, on December 31, 1999 compared to the period ending September 30, 1999. Classified assets decreased by $191,000, or 12.9%, this quarter. For the quarter ended December 31, 1999, net charge-offs totaled $52,500, and were primarily auto loans.

Non-interest income for the three-month period ended December 31, 1999 decreased $187,900 or 45.3% to $226,877 as compared with $414,777 for the same period ended December 31, 1998. The decrease was primarily due to a net gain on sale of loans of $203,178 during the quarter ended December 1998, and the fact that more adjustable rate loans were placed in portfolio during the more recent quarter ending December, 1999.

Other expenses for the three-month period ended December 31, 1999 increased $9,931 or 0.98% to $1,025,123 as compared with $1,015,192 for the same period ended December 31, 1998.

Earning Per Share:

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

Year 2000 Issue:

The year 2000 posed an important business issue regarding how existing application software programs and operating systems would accommodate this date value. Many computer programs that could only distinguish the final two digits of the year entered were expected to read entries for the year 2000 as the year 1900. Like most financial service providers, the Company thought they may be significantly affected by the Year 2000 issue due to the nature of financial information. The Company evaluated both information technology (computer systems and software) and non-information technology (i.e. vault timers, elevators, electronic door lock and heating, ventilation and air condition controls) both within and outside the Company's direct control and with which the Company electronically or operationally interfaces. Computer systems were changed or updated to identify the year 2000. Prior to the filing of this report the Company has not experienced any unusual problems that would significantly affect the Company or its customers.

The Bank continues to evaluate their information technology systems risk in three areas: (1) internal computers and software, (2) computers of others used by our borrowers, (3) external data processing servicers. The Company will continue to monitor for any unusual activities associated with the turn of the century.

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 4 percent. The Bank's liquidity ratio averaged 4.66% during December 1999. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

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

As required by the financial institutions reform, recovery and enforcement act of 1989 ("FIRREA"), OTS prescribed three separate standards of capital adequacy. The regulations require financial institutions to have minimum core capital equal to 4.00 percent of adjusted tangible assets; and risk-based capital equal to 8.00 percent of risk-based assets.

The Bank's capital requirements and actual capital under the OTS regulations are as follows at December 31, 1999:

                                      Amount (Thousands)   Percent of Assets

Core Capital:
                        Actual              $17,524                7.25%
                        Required              9,670                4.00%

                        Excess                7,854                3.25%

Risk-Based Capital:
                        Actual               18,926               15.64%
                        Required              9,681                8.00%

                        Excess              $ 9,245                7.64%

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

The following tables present the Bank's NPV as well as other data as of September 30, 1999 (the most recent available), as calculated by the OTS, based on information provided to the OTS by the Bank.

Change in Interest
    Rates in Basis
Points (Rate Shock)                            Net Portfolio Value    NPV as % of Present     Value of Assets
                        $ Amount       $ Change        % Change              NPV Ratio            Change
----------------------------------------------------------------------------------------------------------------
                                            (Dollars in Thousands)

      +300 bp         $     8,076      $ (11,253)          (58)%            3.58%                   (445) bp
      +200 bp (1)          12,205         (7,124)          (37)%            5.28%                   (275) bp
      +100 bp              16,086         (3,243)          (17)%            6.81%                   (122) bp
            0 bp           19,329                                           8.03%
      -100 bp              21,478          2,150            11 %            8.80%                     77  bp
      -200 bp              22,913          3,585            19 %            9.28%                    125  bp
      -300 bp              24,427          5,099            26 %            9.77%                    174  bp

(1)  Denotes rate shock used to compute interest rate risk capital component.

                                                                                  September 30, 1999
                                                                                  ------------------
Risk Measures (200 Basis Point Rate Shock):
               Pre-Shock NPV Ratio:  NPV as % of Present Value of Assets                 8.03 %
               Exposure Measure:  Post-Shock NPV Ratio                                   5.28 %
               Sensitivity Measure:  Decline in NPV Ratio                                2.75 %


Utilizing the data above, the Bank, at September 30, 1999, would have been considered by the OTS to have been subject to "above normal" interest rate risk. Accordingly, a deduction from risk-based capital would have been required. However, even with this deduction, the capital of the Bank would continue to exceed all regulatory requirements.

Set forth below is a breakout, by basis points of the Bank's NPV as of September 30, 1999 by assets, liabilities, and off balance sheet items.

                                                              No
Net Portfolio Value    -300 bp     -200 bp      -100 bp     Change     +100 bp       +200 bp     +300 bp
---------------------------------------------------------------------------------------------------------------

Assets                $ 249,953   $ 246,992   $ 244,156   $ 240,660   $ 236,131    $ 231,016    $ 225,690
-Liabilities            225,614     224,149     222,733     221,358     220,026      218,738      217,484
+Off Balance Sheet           88          70          55          27         (19)         (73)        (130)
                      ---------   ---------   ---------   ---------   ---------    ---------    ---------
Net Portfolio Value   $  24,427   $  22,913   $  21,478   $  19,329   $  16,086    $  12,205    $   8,076

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

                           PART II - OTHER INFORMATION



               Item 1.       Legal Proceedings
                                            None
               Item 2.       Changes in Securities and Use of Proceeds
                                            None
               Item 3.       Default Upon Senior Securities
                                            None
               Item 4.       Submission of Matter to a Vote of Security Holders
                                            None
               Item 5.       Other Information
                                            None
               Item 6.       Exhibits and Report on Form 8-K
                             (C)            None
                             (D)            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date February 11, 2000      LANDMARK BANCSHARES, INC.


                            By  /S/ Larry Schugart
                                ------------------------------------------------
                                LARRY SCHUGART
                                President and Chief Executive Officer
                                (Duly Authorized Representative)