Form 10-Q
period 2000-03-31
LANDMARK BANCSHARES INC
filed 2000-05-15
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    for the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                      to
                                   --------------------    --------------------

                         Commission File Number 0-23164
                                                -------

                            LANDMARK BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Kansas                                        48-1142260
--------------------------------------------------------------------------------
         (State or other jurisdiction                        I.R.S. Employer
         of incorporation or organization)                 Identification Number


              CENTRAL AND SPRUCE STREETS, DODGE CITY, KANSAS        67801
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (316) 227-8111
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  [X]    No
                                  -----      -----

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000:

         $.10 par value common stock            1,147,464 shares
         ---------------------------            ----------------
                  (Class)                         (Outstanding)

                            LANDMARK BANCSHARES, INC.


INDEX

                                                                     Page Number

PART I.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                Statements of Financial Condition as of
                March 31, 2000 (unaudited) and September 30, 1999             1

                Statements of Income for the Three and Six
                Months Ended March 31, 2000 and 1999 (unaudited)              2

                Statements of Comprehensive Income for the Three and
                Six Months Ended March 31, 2000 and 1999 (unaudited)          3

                Statements of Cash Flows for the Six Months Ended
                March 31, 2000 and 1999 (unaudited)                         4-5

                Notes to Financial Statements                               6-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations               9-12

        Item 3. Quantitative and Qualitative Disclosures about Market Risk 13-15


PART II OTHER INFORMATION

        Item 1. Legal Proceedings                                             16

        Item 2. Changes in Securities and Use of Proceeds                     16

        Item 3. Default Upon Senior Securities                                16

        Item 4. Submission of Matter to a Vote of Security Holders            16

        Item 5. Other Information                                             16

        Item 6. Exhibits and Report on Form 8-K                               16

SIGNATURES                                                                    17

                            LANDMARK BANCSHARES, INC.
                 Consolidated Statements of Financial Condition

                                                                               March 31, 2000 September 30, 1999
                                                                                (Unaudited)
                                                                              -------------   ------------------
                                ASSETS
Cash and cash equivalents:
                Interest bearing                                              $   4,530,919    $   4,377,197
                Non-interest bearing                                              1,350,859        1,598,533
Time deposits in other financial institutions                                       284,004          289,864
Securities held to maturity                                                      28,660,474       28,849,853
Securities available for sale                                                     8,725,208       12,022,530
Mortgage-backed securities held to maturity                                      11,636,478       13,489,174
Loans receivable, net                                                           183,419,461      177,236,196
Loans held for sale                                                                 208,405          604,395
Accrued income receivable                                                         1,535,127        1,547,901
Real estate owned or in judgment and other
                repossessed property, net                                           461,779          146,883
Office properties and equipment, at cost less
                accumulated depreciation                                          1,714,939        1,759,770
Prepaid expenses and other assets                                                 1,841,884        1,949,751
Income taxes receivable, current                                                          0          154,072
Deferred income taxes                                                               291,295           89,865
                                                                              -------------    -------------
                                                   TOTAL ASSETS               $ 244,660,832    $ 244,115,984
                                                                              =============    =============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
                Deposits                                                        157,606,321      158,936,292
                Other Borrowed Money                                             60,500,000       58,000,000
                Advances from borrowers for taxes and insurance                   1,374,444        2,143,805
                Accrued expenses and other liabilities                            2,138,566        2,631,740
                Income taxes
                   Current                                                           82,638                0
                                                                              -------------    -------------
                                                   TOTAL LIABILITIES          $ 221,701,969    $ 221,711,837
                                                                              -------------    -------------
Stockholders' Equity
                Preferred Stock
                   no par value; 5,000,000 shares authorized;
                   none issued
                Common Stock                                                        228,131          228,131
                   $.10 par value; 10,000,000 shares authorized;
                   2,281,312 shares issued
                Additional Paid-in Capital                                       22,528,924       22,706,378
                Treasury Stock, at cost, 1,133,848 shares at March 31, 2000
                  and 1,149,748 shares at September 30, 1999                    (21,831,790)     (22,144,168)
                Retained income (substantially restricted)
                                                                                 23,058,910       22,290,140
                Employee Stock Ownership Plan
                                                                                   (555,841)        (555,841)
                Accumulated other comprehensive income
                                                                                   (469,471)        (120,493)

         Total Stockholders' Equity                                           $  22,958,863    $  22,404,147
                                                                              -------------    -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 244,660,832    $ 244,115,984
                                                                              =============    =============

                            LANDMARK BANCSHARES, INC
                        Consolidated Statements of Income

                                                                   Three Months  Ended March 31    Six Months Ended March 31
                                                                       2000             1999             2000            1999
                                                                              ( unaudited )                    ( Unaudited )
                                                                   ---------------------------------------------------------------
INTEREST INCOME
              Interest on loans                                       3,611,972        3,494,232       7,176,709        7,062,919
              Interest and dividends on investment securities           650,927          398,917       1,362,253          665,754
              Interest on mortgage-backed securities                    194,282          288,773         397,442          626,097
                                                                   ---------------------------------------------------------------
                       Total interest income                          4,457,181        4,181,922       8,936,404        8,354,770
INTEREST EXPENSE
              Deposits                                                1,854,420        1,877,789       3,651,861        3,807,180
              Borrowed funds                                            868,298          558,253       1,660,929        1,118,492
                                                                   ---------------------------------------------------------------
                       Total interest expense                         2,722,718        2,436,042       5,312,790        4,925,672

                       Net interest income                            1,734,463        1,745,880       3,623,614        3,429,098

PROVISION FOR LOSSES ON LOANS                                            95,000          155,000         230,000          230,000
                                                                   ---------------------------------------------------------------
              Net interest income after provision for losses          1,639,463        1,590,880       3,393,614        3,199,098

NON-INTEREST INCOME
              Service charges and late fees                             111,745          108,508         218,290          192,493
              Net gain (loss) on sale of available
                       for sale investments                              32,695           66,984          43,286          132,655
              Net gain (loss) on sale of loans                           41,481          117,116          92,213          320,295
              Service fees on loans sold                                 20,316            4,540          41,048           31,654
              Other income                                               17,693            7,332          55,968           42,157
                                                                   ---------------------------------------------------------------
                                                                        223,930          304,480         450,805          719,254
NON-INTEREST EXPENSE
              Compensation and related expenses                         531,840          643,377       1,139,880        1,295,237
              Occupancy expense                                          61,352           59,950         124,799          123,697
                                                                         34,851           20,128          54,534           33,169
Advertising
              Federal insurance premium                                  33,261           37,611          70,980           75,578
              Loss (gain) from real estate operations                     (414)            3,296           5,514            4,324
              Data processing                                            62,713           58,433         100,258          101,468
              Other expense                                             278,393          265,287         531,153          469,797
                                                                   ---------------------------------------------------------------
                                                                      1,001,996        1,088,082       2,027,118        2,103,270

                       Income before income taxes                       861,397          807,278       1,817,301        1,815,082

INCOME TAXES EXPENSES                                                   357,000          339,300         726,300          742,800
                                                                   ---------------------------------------------------------------
                       Net income                                       504,397          467,978       1,091,001        1,072,282
                                                                   ---------------------------------------------------------------
Basic earnings per share                                                  $0.47            $0.41           $1.01            $0.90

Diluted earnings per share                                                $0.43            $0.36           $0.94            $0.81

Dividends per share                                                       $0.15            $0.25           $0.30            $0.40


                            LANDMARK BANCSHARES, INC.
                 Consolidated Statements of Comprehensive Income

                                                                          Three Months Ended                   Six Months Ended
                                                                               March 31                           March 31
                                                                        2000             1999              2000             1999
                                                                    (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
                                                                    ------------------------------     -----------------------------
Net income                                                          $ 504,397         $ 467,978         $1,091,001       $1,072,282
                                                                    ------------------------------     -----------------------------
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising
            during the period                                        (178,744)         (192,433)          (323,006)        (124,364)
          Less:  reclassification adjustment for gains
                 included in net income                               (19,617)          (40,190)           (25,972)         (79,594)
                                                                    ------------------------------     -----------------------------
Total other comprehensive income                                     (198,361)         (232,623)          (348,978)        (203,958)
                                                                    ------------------------------     -----------------------------
Comprehensive income                                                $ 306,036         $ 235,355         $  742,023       $  868,324


                            LANDMARK BANCSHARES, INC.
                      Consolidated Statements of Cash Flows

                                                                                          Six Months Ended
                                                                                              March 31
                                                                                        2000            1999
                                                                                     (unaudited)     (unaudited)
                                                                                   -------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $  1,091,001    $  1,072,282
     Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation                                                                  116,559          93,538
          Decrease (increase) in accrued interest receivable                            (87,297)        (15,482)
          Increase (decrease) in accrued and deferred income taxes                       35,280           2,288
          Increase (decrease) in accounts payable and accrued expenses                 (845,372)        979,832
          Amortization of premiums and discounts on investments and loans               (11,614)        (29,228)
          Provision for losses on loans                                                 230,000         230,000
          Gain (loss) on sale of available for sale investments                         (43,286)       (132,655)
          Other non-cash items, net                                                    (259,355)        238,310
          Sale of loans held for sale                                                 4,720,329      16,171,338
          Gain on sale of loans held for sale                                           (92,213)       (320,295)
          Origination of loans held for sale                                         (3,674,878)    (13,003,464)
          Purchase of loans held for sale                                              (557,900)     (1,549,460)
                                                                                   ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $    621,254    $  3,737,004
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations and principal payment on loans held for investment             2,915,038       5,986,698
     Principal repayments on mortgage-backed securities                               1,849,115       4,954,127
     Loans purchased for investment                                                  (9,846,025)     (9,636,591)
     Acquisition of mortgage-backed securities                                                0        (763,809)
     Acquisition of investment securities held to maturity                                    0     (15,464,481)
     Acquisition of investment securities available for sale                           (300,000)       (273,275)
     Proceeds from sale of available for sale investment securities                   3,046,914         247,860
     Proceeds from maturities or calls of investment securities held to security        200,000       4,190,000
     Net (increase) decrease in time deposits                                                 0         (46,907)
     Sale of real estate acquired in settlement of loans                                228,245          28,800
     Acquisition of fixed assets                                                        (71,730)       (214,553)
                                                                                   ------------    ------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                   $ (1,978,443)   $(10,992,131)
                                                                                   ============    ============



                            LANDMARK BANCSHARES, INC.
                      Consolidated Statements of Cash Flows
                                   (Continued)


                                                                              Six Months Ended
                                                                                   March 31
                                                                            2000           1999
                                                                        (unaudited)     (unaudited)
                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                $   (457,549)   $  1,198,332
     Net increase (decrease) in escrow accounts                             (769,361)       (485,306)
     Proceeds from FHLB advance and other borrowings                      36,000,000      50,500,000
     Repayment of FHLB advance and other borrowings                      (33,500,000)    (38,700,000)
     Acquisition of Treasury Stock                                           312,378      (2,717,044)
     Other Financing Activities                                                    0          96,522
     Dividend Payment                                                       (322,231)       (478,045)
                                                                        ------------    ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        $  1,263,237    $  9,414,459
                                                                        ============    ============

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                              (93,952)      2,159,332
                                                                        ============    ============
BEGINNING CASH AND CASH EQUIVALENTS                                        5,975,730       2,844,378
                                                                        ============    ============
ENDING CASH AND CASH EQUIVALENTS                                        $  5,881,778    $  5,003,710
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
                                                                           5,722,342       5,408,548
         Interest on deposits, advances, and other borrowings                489,590         754,210
         Income taxes
                                                                        ------------    ------------
     Transfers from loans to real estate acquired through foreclosure        467,009               0
                                                                        ============    ============


                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The results of operation for the six months ending March 31, 2000 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2000.

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

3.       INVESTMENTS AND MORTGAGE - BACKED SECURITIES

A summary of the Bank's carrying value of investment and mortgage - backed securities as of March 31, 2000 and September 30, 1999, is as follows:

                                                       March 31, 2000         September 30, 1999
                                                   ---------------------------------------------
Investment Securities
Held to maturity:
          Government Agency Securities                 $  27,475,474              $  27,464,853
          Municipal Obligations                            1,185,000                  1,385,000
                                                                   0                          0
Other                                                   ---------------------------------------------
                                                       $  28,660,474              $  28,849,853
Available for sale:
          Common Stock                                     3,319,708                  4,378,530
          Stock in Federal Home Loan Bank                  3,275,000                  3,441,000
          Other                                            2,130,500                  4,203,000
                                                   ---------------------------------------------
                                                       $   8,725,208              $  12,022,530

Mortgage - Backed Securities held to maturity:
          FNMA - Arms                                      5,480,732                  5,901,429
          FHLMC - Arms                                     1,640,251                  1,900,940
          FHLMC - Fixed Rate                                  67,192                     79,967
          CMO Government Agency                            2,943,819                  3,862,807
          CMO Private Issue                                1,112,387                  1,297,099
          FNMA - Fixed Rate                                  325,420                    343,808
          GNMA - Fixed Rate                                   66,677                    103,124
                                                   ---------------------------------------------
                                                       $  11,636,478              $  13,489,174


4.       LOAN RECEIVABLE, NET
A summary of the Bank's loans receivable at March 31, 2000 and September 30, 1999, is as follows:

                                                         March 31, 2000     September 30, 1999
                                                     ------------------------------------------
Real Estate loans
          Residential                                     $ 147,353,751          $ 138,008,961
          Construction                                          677,973              1,847,609
          Commercial                                         10,064,343              9,050,225
          Second mortgage                                    10,147,290              9,716,029
Commercial business                                           5,833,504              6,531,200
Consumer                                                     10,922,446             13,578,547
                                                     ------------------------------------------
          Gross loans                                       184,999,307            178,732,571
          Less:  Net deferred loan fees, premiums
                 and discounts                                 (155,641)              (178,699)
          Allowance for Loan Losses                          (1,424,205)            (1,317,676)
                                                     ------------------------------------------
          Total loans, net                                $ 183,419,461          $ 177,236,196
                                                     ==========================================

A summary of the Bank's allowance for loan losses for the three and six months ended March 31, 2000 and 1999, are as follows:

                                                      Three Months Ended             Six Months Ended
                                                          March 31                          March 31
                                                     2000           1999            2000           1999
                                             ------------------------------------------------------------
          Balance Beginning                    $ 1,400,104     $ 1,204,948    $ 1,317,676    $ 1,136,753
          Provisions Charged to Operations
                                                    95,000         155,000        230,000        230,000
          Loans Charged Off Net of Recoveries      (70,899)       (164,373)      (123,471)      (171,178)
                                             ------------------------------------------------------------
          Balance Ending                       $ 1,424,205     $ 1,195,575    $ 1,424,205    $ 1,195,575
                                             ============================================================


5.       REAL ESTATE OWNED OR IN JUDGMENT
Real Estate owned or in judgment and other repossessed property:

                                                         March 31, 2000     September 30, 1999
                                                     ------------------------------------------
          Real Estate Acquired by Foreclosure                $        0             $        0
          Real Estate Loans in Judgement and
            Subject to Redemption                               410,208                 70,081
          Other Repossessed Assets
                                                                 51,571                 76,802
                                                     ------------------------------------------
                                                             $  461,779             $  146,883
                                                     ==========================================

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

On March 31, 2000, the Bank had outstanding commitments to fund real estate loans of $2,195,835.00. Of the commitments outstanding, $1,446,485.00 are for fixed rate loans at rates of 7.375% to 9.375%. Commitments for adjustable rate loans amount to $749,350.00 with initial rates of 6.00% to 8.50%. Outstanding loan commitments to sell as of March 31, 2000 were $304,695.00. In addition the Bank had outstanding commercial loan commitments of $966,000.00 with initial rates of 9.50% to 10.75%.

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

Earnings per share for the three and six months ending March 31, 2000 and 1999, was determined as follows:

         STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                              Basic Earnings Per Share
                                              -----------------------------------------------------------
                                                      Three months ended          Six months ended
                                                            March 31                  March 31
                                                    2000           1999           2000            1999
                                              -----------------------------------------------------------
Weighted average common shares outstanding,
          net of treasury shares                 1,131,302      1,221,565       1,130,412      1,258,913
Average unallocated ESOP shares                    (52,124)       (65,812)        (53,836)       (67,523)
Nonvested MSBP shares                                    0         (2,281)              0         (4,562)
                                              -----------------------------------------------------------
Weighted Average Shares for Basic EPS            1,079,178      1,153,472       1,076,576      1,186,828
                                              -----------------------------------------------------------

Net Earnings                                       504,397        467,978       1,091,001      1,072,282
                                              -----------------------------------------------------------
Per share amount                                 $    0.47      $    0.41       $    1.01      $    0.90


                                                            Diluted Earnings Per Share
                                                   Three months ended           Six months ended
                                                       March 31                      March 31
                                                  2000           1999           2000            1999
                                              -----------------------------------------------------------
Weighted average shares for Basic EPS            1,079,178      1,153,472       1,076,576      1,186,828
Dilutive stock options                              84,352        133,433          88,750        134,591
Dilutive MSBP shares                                     0            759               0          1,539
                                              -----------------------------------------------------------
Weighted Average Shares for Diluted EPS          1,163,530      1,287,664       1,165,326      1,322,958
                                              -----------------------------------------------------------
Net Earnings                                       504,397        467,978       1,091,001      1,072,282
                                              -----------------------------------------------------------
Per share amount                                 $    0.43      $    0.36       $    0.94      $    0.81


8.       DIVIDENDS

At a January 2000 board meeting, the Directors of the Company declared a $0.15 per share dividend. The dividend was payable to all stockholders of record as of February 1, 2000.

                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended March 31, 2000. The Bank is primarily engaged in the business of accepting deposit accounts from the general public, using such funds to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas and for the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Kansas City, and other cities in Kansas and in Albuquerque and Santa Fe, New Mexico and Madison, Wisconsin. The Bank also has a Loan Origination Office located in Overland Park, Kansas. To a lesser extent, the Bank will purchase adjustable rate mortgage loans, to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans, savings deposit loans, and small business loans.

Management Strategy:

Management's strategy has been to maintain profitability by managing the Bank's capital in a prudent manner. The Bank's lending strategy has historically focused on the origination of traditional, conforming one to four-family mortgage loans with the primary emphasis on single-family residences. The Bank's secondary focus has been on consumer loans, commercial loans, second mortgage loans, home equity loans, savings deposit loans, and small business lending. This focus, and the application of strict underwriting standards, are designed to reduce the risk of loss on the Bank's loan portfolio. However, this lack of diversification in its portfolio structure does increase the Bank's portfolio concentration risk by making the value of the portfolio more susceptible to declines in real estate values in its market area. This has been mitigated in recent years, through the investment in mortgage-backed securities, the sales of loans in the secondary market, and the entrance into small business lending.

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

The Bank historically sells 30 year fixed rate mortgages in the secondary market, however the Bank is keeping all 15 and 20 year or shorter mortgages with fixed rates above 7.50% and 7.75% for investment and selling all other fixed rate loans.

Through the first six months of fiscal year 2000 rates continued with a steady increase. Sustained levels of gain on sale of loans are dependent on continued stable or downward interest rate movement and could likely be adversely affected by a continued rise in interest rates.

Changes in financial condition between March 31, 2000 and September 30, 1999:

Total assets increased by $544,848, or approximately 0.22% between September 30, 1999 and March 31, 2000. This increase is largely attributed to a $6,183,265 increase in loans receivable partially offset by a decrease of $5,339,397 in investments and mortgage backed securities.

The Bank utilizes FHLB line of credit and short term advances, which increased $2.5 million from September 30, 1999 to March 31, 2000 to fund the acquisition of adjustable rate mortgages. In managing the Bank's overall interest rate risk, loan purchases have been made which increase the level of risk to the extent that borrowing will reprice more frequently than the adjustments on the mortgages.

Results of operations: comparison between the three and six months ended March 31, 2000 and 1999:

Net income for the three-month period ended March 31, 2000 of $504,397 represents an increase of $36,419 from the net income reported for the three-month period ended March 31, 1999. The increase was primarily due to an increase in the net interest income after provision for losses in the amount of $48,583, and a decrease of $86,086 in non-interest expense, which was partially offset by a decrease of $80,550 in non-interest income.

Net income for the six-month period ending March 31, 2000 of $1,091,001 represents an increase of $18,719 or a 1.7% increase from the net income reported for the six-month period ended March 31, 1999. The increase is primarily due to an increase of $581,634 in total interest income, partially offset by a $387,118 increase in total interest expense.

Net interest income after provision for losses on loans for the three-month period ended March 31, 2000 increased $48,583 or approximately 3.0% to $1,639,463 as compared with $1,590,880 for the same period ended March 31, 1999. This increase is associated with the increase in total interest income and the decrease of the provision for loan losses.

Net interest income after provision for losses on loans for the six-month period ended March 31, 2000 increased $194,516 or approximately 6.0% to $3,393,614 as compared with $3,199,098 for the same period ended March 31, 1999. This increase is associated with the increase in total interest income and the same provision for loan losses as in the year earlier period.

Non-interest income for the three-month period ended March 31, 2000 decreased $80,550 or 26.4% to $223,930 as compared with $304,480 for the same period ended March 31, 1999. This decrease was primarily due to a decrease of $34,289 in net gain on sale of investments and a decrease of $75,635 on the sale of loans.

Non-interest income for the six-month period ended March 31, 2000 decreased $268,449 or 37.3% to $450,805 as compared with $719,254 for the same period ended March 31, 1999. This decrease was primarily due to a decrease of $228,082 on net gain on sale of loans as well as a decrease of $89,369 on the net gain on the sale of investments.

Non-interest expense for the three-month period ended March 31, 2000 decreased $86,086 or 7.9% to $1,001,996 as compared with $1,088,082 for the same period ended March 31, 1999. This decrease is primarily due to a decrease in compensation of $111,537 compared to the quarter ending March 31, 1999.

Non-interest expense for the six-month period ended March 31, 2000 decreased $76,152 or 3.6% to $2,027,118 as compared with $2,103,270 for the same period ended March 31, 1999. This decrease is primarily due to decreased compensation costs compared to the six months ending March 31, 1999.

     The bank added $230,000 for the six-month period ending March 31, 2000, the same as the $230,000 for the six-month period ending March 31, 1999, to the provision for loan losses. During the quarter ended March 31, 2000, management continued to recognize that there were changes in risk factors related to the consumer loan portfolio that resulted in an increase in classified loans. Management is continuing to closely monitor potential problem loans and feels they have accrued an appropriate provision for loan losses considering all available information.

Landmark Federal Savings Bank's charge-off experience for loans for the five years ended September 30, 1998 had averaged only $52,000 per year or .04% of total loans. However, in fiscal 1999 the Bank charged off $658,000 in loans as a result of a quality control issue on automobile loans. The problem arose in the Fall 1998 primarily on individual loans being originated by one loan officer who is no longer employed by the Bank. The Bank did conduct a thorough review of its automobile loan portfolio, which prompted management to set aside additional reserves, which they continue to do at the present time. In November, 1998, the loan policies were rewritten. Monitoring was tightened and all modifications and deferrals require senior management approval. Exceptions are reported to the Board of Directors monthly. The files are reviewed individually by an experienced lender / servicer for proper documentation and for continual insurance maintenance on all collateral. In addition, the Bank has contracted an outside third party for compliance with the bank's underwriting policies, to review every four months a sampling of loans that they shall select at random. The findings of the loan review will be presented every four months to the full Board of Directors at a regular meeting. Valuation reserves increased $106,529, or 8.1%, on March 31, 2000 compared to the period ending September 30, 1999. Classified assets increased by $551,000, or 42.9%, this quarter. However, one residential loan with 30% Private Mortgage Insurance coverage made up $349,000, and one commercial loan that was in the process of being guaranteed by the SBA totaled $234,500. Both loans are current at the time of filing this report. For the quarter ended March 31, 2000, net charge-offs totaled $70,900, and were primarily auto loans.

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

Year 2000 Issue:

The year 2000 posed an important business issue regarding how existing application software programs and operating systems would accommodate this date value. Many computer programs that could only distinguish the final two digits of the year entered were expected to read entries for the year 2000 as the year 1900. Like most financial service providers, the Company thought they may be significantly affected by the Year 2000 issue due to the nature of financial information. The Company evaluated both information technology (computer systems and software) and non-information technology (i.e. vault timers, elevators, electronic door lock and heating, ventilation and air condition controls) both within and outside the Company's direct control and with which the Company electronically or operationally interfaces. Computer systems were changed or updated to identify the year 2000. To date the Company has not experienced any unusual problems that would significantly affect the Company or its customers.

The Bank continues to evaluate its information technology systems risk in three areas: (1) internal computers and software, (2) computers of others used by our borrowers, (3) external data processing servicers. The Company is continuing to monitor for any unusual activities associated with the turn of the century, and thus far no malfunctions in the Bank's critical system have been found.

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 4 percent. The Bank's liquidity ratio for the quarter ending March 31, 2000 averaged 6.83%. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

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

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of core and tangible capital (as defined in the regulations) to assets (as defined) and core and total capital to risk weight assets (as defined). Management believes, as of March 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts (in thousands) and ratios as of March 31, 2000 are also presented in the following table:

To Be Well
Capitalized Under
For Capital                Prompt Corrective                               Actual
Adequacy Purposes:        Action Provisions:
----------------------------------------------------------------------------------------------------
                                     Amount     Ratio      Amount     Ratio      Amount     Ratio
                                    ---------- ---------  ---------- ---------  ---------- ---------
     As of March 31, 2000:
     Total (Risk-Based) Capital
         (to Risk Weighted Assets)  $ 19,457    16.07%    $9,685      8.00%    $ 12,106    10.00%

     Core (Tier 1) Capital
         (to Risk Weighted Assets)    18,033    14.90%       N/A                  7,264     6.00%
     Core (Tier 1) Capital - leverage
         (to Assets)                  18,033     7.46%     9,666      4.00%      12,083     5.00%


                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
      ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Bank has established an Asset/Liability Management Committee ("ALCO") for the purpose of monitoring and managing interest rate risk. The Bank is subject to the risk of interest rate fluctuations to the extent that there is a difference, or mismatch, between the amount of the Bank's interest-earning assets and interest-bearing liabilities, which mature or reprice in specified periods. Consequently, when interest rates change, to the extent the Bank's interest-earning assets have longer maturities or effective repricing periods than its interest-bearing liabilities, the interest income realized on the Bank's interest-earning assets will adjust more slowly than the interest expense on its interest-bearing liabilities. This mismatch in the maturity and interest rate sensitivity of assets and liabilities is commonly referred to as the "gap." A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing during a specified period exceeds the amount of interest rate sensitive liabilities maturing or repricing during such period, and is considered negative when the amount of interest rate sensitive liabilities maturing or repricing during a specified period exceeds the amount of interest rate assets maturing or repricing during such period. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, and during a period of declining interest rates, a negative gap would result in an increase in net interest income while a positive gap would adversely affect net interest income. The Bank utilizes externally prepared interest rate sensitivity of the net portfolio value reports furnished by the OTS to monitor and manage its interest rate risk.

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

The following tables present the Bank's NPV as well as other data as of December 31, 1999 (the most recent available), as calculated by the OTS, based on information provided to the OTS by the Bank.

Change in Interest
Rates in Basis
Points (Rate Shock)                              Net Portfolio Value                               NPV
as % of Present Value of Assets
                          $ Amount     $ Change     % Change                NPV Ratio          Change
----------------------------------------------------------------------------------------------------------

(Dollars in Thousands)
      +400 bp                    -            0           0%                    0.00%             0 bp
      +300 bp                3,556      (17,195)        (83%)                   1.59%          (692) bp
      +200 bp (1)            9,784      (10,968)        (53%)                   4.23%          (427) bp
      +100 bp               16,037       (4,714)        (23%)                   6.73%          (178) bp
         0 bp               20,751                                              8.51%
      -100 bp               23,832        3,081          15%                    9.61%           110  bp
      -200 bp               25,833        5,082          24%                   10.29%           178  bp
      -300 bp               27,577        6,826          33%                   10.86%           236  bp
      -400 bp                    -            0           0%                    0.00%             0  bp

(1)     Denotes rate shock used to compute interest rate risk capital component.



                                                             December 31, 1999
                                                             -----------------
Risk Measures (200 Basis Point Rate Shock):
  Pre-Shock NPV Ratio: NPV as % of Present Value of Assets        8.51%
  Exposure Measure: Post-Shock NPV Ratio                          4.23%
  Sensitivity Measure: Decline in NPV Ratio                       4.27%


Utilizing the data above, the Bank, at December 31, 1999, would have been considered by the OTS to have been subject to "above normal" interest rate risk. Accordingly, a deduction from risk-based capital would have been required. However, even with this deduction, the capital of the Bank would continue to exceed all regulatory requirements.

Set forth below is a breakout, by basis points of the Bank's NPV as of December 31, 1999 by assets, liabilities, and off balance sheet items.

                                                               No
    Net Portfolio Value      -300 bp    -200 bp    -100 bp   Change      +100 bp     +200 bp    +300 bp
    ----------------------------------------------------------------------------------------------------
    Assets                  $253,828   $251,048   $248,024   $243,967   $238,308    $231,138   $224,009
    -Liabilities             226,341    225,281    224,232    223,212    222,206     221,220    220,248
    +Off Balance Sheet            90         66         40         (4)       (65)       (134)      (206)
                          ------------------------------------------------------------------------------
    Net Portfolio Value      $27,577    $25,833    $23,832    $20,751    $16,037     $ 9,784    $ 3,555

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

          An annual meeting was held on January 19, 2000 to ratify the election of C. Duane Ross and Richard A. Ball to serve as Director for three years. In addition the stockholders did ratify Regier Carr & Monroe, L.L.P., as independent auditors of Landmark Bancshares, Inc., for the fiscal year ending September 30, 2000.

          Votes were as follows:                               Number           Percentage
          C. Duane Ross                      For               983,551                99.35%
                                             Withheld            6,481                  .65%

          Richard A. Ball                    For               983,551                99.35%
                                             Withheld            6,481                  .65%

          Regier Carr & Monroe               For               983,436                99.33%
                                             Against             5,431                  .55%
                                             Abstain             1,165                  .12%

Directors continuing in office following the annual meeting include Larry Schugart, Jim Lewis and David H. Snapp.

 Item 5.  Other Information
          None

 Item 6.  Exhibits and Report on Form 8-K

(A)       None
(B)       On February 2, 2000, the Company filed a Form 8-K (Item 5).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date May 15, 2000                      LANDMARK BANCSHARES, INC.


                                       By  /s/  Larry Schugart
                                           -----------------------------------
                                           LARRY SCHUGART
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)