Form 10-Q
period 2000-06-30
LANDMARK BANCSHARES INC
filed 2000-08-08
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    for the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

                         Commission File Number 0-23164

                            LANDMARK BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  Kansas                                        48-1142260
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


                            Yes  [X]  No  [  ]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 4 , 2000:

         $.10 par value common stock                 1,148,764 shares
                  (Class)                             (Outstanding)

                           LANDMARK BANCSHARES, INC.


                                      INDEX

                                                                           Page
                                                                          Number

PART I.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                Statements of Financial Condition as of
                June 30, 2000 (unaudited) and September 30, 1999               1

                Statements of Income for the Three and Nine
                Months Ended June 30, 2000 and 1999 (unaudited)                2

                Statements of Comprehensive Income for the Three and
                Nine Months Ended June 30, 2000 and 1999 (unaudited)           3

                Statements of Cash Flows for the Nine Months Ended
                June 30, 2000 and 1999 (unaudited)                           4-5

                Notes to Financial Statements                                6-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations               9-12

        Item 3. Quantitative and Qualitative Disclosures about Market Risk 13-15


PART II OTHER INFORMATION

        Item 1. Legal Proceedings                                             16

        Item 2. Changes in Securities and Use of Proceeds                     16

        Item 3. Default Upon Senior Securities                                16

        Item 4. Submission of Matter to a Vote of Security Holders            16

        Item 5. Other Information                                             16

        Item 6. Exhibits and Report on Form 8-K                               16



SIGNATURES                                                                    17

                            LANDMARK BANCSHARES, INC.
                 Consolidated Statements of Financial Condition

                                                                              June 30, 2000   September 30, 1999
                                                                               (Unaudited)
                                                                             -----------------------------------
                                ASSETS
Cash and cash equivalents:
                Interest bearing                                             $   3,905,952        $   4,377,197
                Non-interest bearing                                             1,725,843            1,598,533
Time deposits in other financial institutions                                      279,807              289,864
Securities held to maturity                                                     28,663,679           28,849,853
Securities available for sale                                                    9,099,807           12,022,530
Mortgage-backed securities held to maturity                                     10,977,067           13,489,174
Loans receivable, net                                                          188,404,707          177,236,196
Loans held for sale                                                                220,808              604,395
Accrued income receivable                                                        1,605,287            1,547,901
Real estate owned or in judgment and other
                repossessed property, net                                          376,608              146,883
Office properties and equipment, at cost less
                accumulated depreciation                                         1,678,475            1,759,770
Prepaid expenses and other assets                                                1,576,513            1,949,751
Income taxes receivable, current                                                    17,562              154,072
Deferred income taxes                                                              237,028               89,865
                                                                             -------------        -------------
                                                   TOTAL ASSETS              $ 248,769,143        $ 244,115,984
                                                                             =============        =============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
                Deposits                                                     $ 147,370,455        $ 158,936,292
                Other Borrowed Money                                            73,000,000           58,000,000
                Advances from borrowers for taxes and insurance                  1,699,519            2,143,805
                Accrued expenses and other liabilities                           3,208,472            2,631,740
                Income taxes
                     Current                                                             0                    0
                                                                             -------------        -------------
                                                   TOTAL LIABILITIES           225,278,446          221,711,837
                                                                             -------------        -------------

Stockholders' Equity
                Preferred Stock
                   no par value; 5,000,000 shares authorized;
                   none issued
                Common Stock                                                       228,131              228,131
                   $.10 par value; 10,000,000 shares authorized;
                   2,281,312 shares issued
                Additional Paid-in Capital                                      22,435,740           22,706,378
                Treasury Stock, at cost, 1,123,348 shares at June 30, 2000     (21,629,665)         (22,144,168)
                  and 1,149,748 shares at September 30, 1999
                Retained income (substantially restricted)                      23,405,691           22,290,140
                Employee Stock Ownership Plan                                     (555,841)            (555,841)
                Accumulated other comprehensive income                            (393,359)            (120,493)
                                                                             -------------        -------------
         Total Stockholders' Equity                                             23,490,697           22,404,147
                                                                             -------------        -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 248,769,143        $ 244,115,984
                                                                             =============        =============

                            LANDMARK BANCSHARES, INC.
                        Consolidated Statements of Income

                                                                   Three  Months  Ended June 30        Nine  Ended June 30 Months
                                                                        2000              1999             2000            1999
                                                                             ( Unaudited )                     ( Unaudited )
                                                                  ----------------------------------------------------------------
INTEREST INCOME
              Interest on loans                                      $3,719,837       $3,508,149      $10,896,544     $10,564,618
              Interest and dividends on investment securities           650,542          534,550        2,012,797       1,200,305
              Interest on mortgage-backed securities                    188,764          256,644          586,206         882,741
                                                                  ----------------------------------------------------------------
                       Total interest income                          4,559,143        4,299,343       13,495,547      12,647,664
                                                                  ----------------------------------------------------------------
INTEREST EXPENSE
              Deposits                                                1,788,288        1,832,259        5,440,149       5,639,441
              Borrowed funds                                          1,068,290          680,249        2,729,216       1,792,292
                                                                  ----------------------------------------------------------------
                       Total interest expense                         2,856,578        2,512,508        8,169,365       7,431,733
                                                                  ----------------------------------------------------------------
                       Net interest income                            1,702,565        1,786,835        5,326,182       5,215,931

PROVISION FOR LOSSES ON LOANS                                           135,000          235,000          365,000         465,000
                                                                  ----------------------------------------------------------------
              Net interest income after provision
                       for losses                                     1,567,565        1,551,835        4,961,182       4,750,931
                                                                  ----------------------------------------------------------------
NON-INTEREST INCOME
              Service charges and late fees                             118,299           91,668          336,591         295,516
              Net gain (loss) on sale of available
                       for sale investments                              12,352          256,717           55,635         389,372
              Net gain (loss) on sale of loans                           41,478           80,985          133,691         401,280
              Service fees on loans sold                                 11,406           32,048           52,454          52,347
              Other income                                               67,816           62,541          123,779         104,698
                                                                  ----------------------------------------------------------------
                                                                        251,351          523,959          702,150       1,243,213
                                                                  ----------------------------------------------------------------
NON-INTEREST EXPENSE
              Compensation and related expenses                         565,114          620,818        1,704,996       1,916,056
              Occupancy expense                                          68,341           66,842          193,140         190,539
              Advertising                                                20,774           15,594           75,308          48,764
              Federal insurance premium                                  12,407           36,648           83,387         112,227
              Loss (gain) from real estate operations                    24,444            7,469           29,957          11,794
              Data processing                                            32,657           55,941          132,914         157,409
              Other expense                                             243,112          256,941          774,266         726,732
                                                                  ----------------------------------------------------------------
                                                                        966,849        1,060,253        2,993,968       3,163,521
                                                                  ----------------------------------------------------------------
                       Income before income taxes                       852,067        1,015,541        2,669,364       2,830,623

INCOME TAXES EXPENSES                                                   340,600          405,700        1,066,900       1,148,500
                                                                  ----------------------------------------------------------------
                       Net income                                     $ 511,467        $ 609,841       $1,602,464      $1,682,123
                                                                  ================================================================

Basic earnings per share                                                  $0.46            $0.55            $1.48           $1.45
                                                                  ================================================================
Diluted earnings per share                                                $0.44            $0.50            $1.37           $1.30
                                                                  ================================================================
Dividends per share                                                       $0.15            $0.15            $0.45           $0.55
                                                                  ================================================================

                            LANDMARK BANCSHARES, INC.
                 Consolidated Statements of Comprehensive Income


                                                                         Three Months Ended          Nine Months Ended
                                                                              June 30                     June 30
                                                                         2000           1999          2000           1999
                                                                     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                                    --------------------------------------------------------
Net income                                                          $   511,467    $   609,841    $ 1,602,464    $ 1,682,123
                                                                    --------------------------------------------------------
Other comprehensive income, net of tax: Unrealized gains (losses)
   on securities:
          Unrealized holding gains (losses) arising during
               the period                                                83,523        192,693       (239,485)        68,328
          Less:  reclassification adjustment for gains included
               in net income                                             (7,411)      (154,030)       (33,381)      (233,623)
                                                                    --------------------------------------------------------
Total other comprehensive income                                         76,112         38,663       (272,866)      (165,295)
                                                                    --------------------------------------------------------
Comprehensive income                                                $   587,579    $   648,504    $ 1,329,598    $ 1,516,828
                                                                    ========================================================

                            LANDMARK BANCSHARES, INC.
                      Consolidated Statements of Cash Flows

                                                                                Nine Months Ended      June 30
                                                                                      2000              1999
                                                                                   (unaudited)       (unaudited)
                                                                                   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $  1,602,464    $  1,682,123
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
          Depreciation                                                                  173,676         151,348
          Decrease (increase) in accrued interest receivable                                402         (84,770)
          Increase (decrease) in accrued and deferred income taxes                      (10,653)        101,963
          Increase (decrease) in accounts payable and accrued expenses                 (656,969)      2,123,936
          Amortization of premiums and discounts on investments and loans               (14,816)        (45,131)
          Provision for losses on loans                                                 365,000         465,000
          Gain (loss) on sale of available for sale investments                         (55,635)       (389,372)
          Other non-cash items, net                                                     390,551         531,680
          Sale of loans held for sale                                                 6,820,415      21,166,829
          Gain on sale of loans held for sale                                          (133,691)       (401,280)
          Origination of loans held for sale                                         (5,533,026)    (17,558,135)
          Purchase of loans held for sale                                              (771,400)     (2,032,210)
                                                                                   ----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             2,176,318       5,711,981
                                                                                   ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations and principal payment on loans held for investment             1,220,212       6,487,290
     Principal repayments on mortgage-backed securities                               2,507,729       7,267,136
     Loans purchased for investment                                                 (13,224,384)    (11,698,330)
     Acquisition of mortgage-backed securities                                                0        (763,809)
     Acquisition of investment securities held to maturity                                    0     (22,425,731)
     Acquisition of investment securities available for sale                           (675,000)     (1,371,275)
     Proceeds from sale of available for sale investment securities                   3,177,693         759,950
     Proceeds from maturities or calls of investment securities held to maturity        200,000       5,190,000
     Net (increase) decrease in time deposits                                                 0         (38,695)
     Sale of real estate acquired in settlement of loans                                263,936         101,274
     Acquisition of fixed assets                                                        (92,382)       (240,368)
                                                                                   ----------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                     (6,622,196)    (16,732,558)
                                                                                   ----------------------------


                            LANDMARK BANCSHARES, INC.
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                      Nine Months Ended      June 30
                                                                              2000            1999
                                                                           (unaudited)     (unaudited)
                                                                        -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                $ (10,084,976)   $   3,104,019
     Net increase (decrease) in escrow accounts                              (447,313)        (390,382)
     Proceeds from FHLB advance and other borrowings                      130,500,000       77,500,000
     Repayment of FHLB advance and other borrowings                      (115,500,000)     (62,200,000)
     Acquisition of Treasury Stock                                            (66,235)      (4,039,173)
     Sale of Treasury Stock                                                   580,738                0
     Dividends Paid                                                          (486,912)        (645,728)
     Other Financing Activities                                              (393,359)          96,522
                                                                        ------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            4,101,943       13,425,258
                                                                        ------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                              (343,935)       2,404,681

BEGINNING CASH AND CASH EQUIVALENTS                                         5,975,730        2,844,378
                                                                        ------------------------------
ENDING CASH AND CASH EQUIVALENTS                                        $   5,631,795    $   5,249,059
                                                                        ==============================



SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
         Interest on deposits, advances, and other borrowings           $   8,559,182    $   7,823,060

         Income taxes                                                         930,390        1,174,810


     Transfers from loans to real estate acquired through foreclosure         520,782                0



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

The results of operation for the nine months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2000.

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

3.       INVESTMENTS AND MORTGAGE - BACKED SECURITIES

A summary of the Bank's carrying values of investments and mortgage - backed securities as of June 30, 2000 and September 30, 1999, is as follows:


                                                       June 30, 2000          September 30, 1999
                                                   ---------------------------------------------
Investment Securities
Held to maturity:
          Government Agency Securities                 $  27,478,679              $  27,464,853
          Municipal Obligations
                                                           1,185,000                  1,385,000
          Other                                                    0                          0
                                                   ---------------------------------------------
                                                       $  28,663,679              $  28,849,853
                                                   =============================================

Available for sale:
          Common Stock                                 $   3,321,844              $   4,378,530
          Stock in Federal Home Loan Bank                  3,650,000                  3,441,000
          Other                                            2,127,963                  4,203,000
                                                   ---------------------------------------------
                                                       $   9,099,807              $  12,022,530
                                                   =============================================

Mortgage - Backed Securities held to maturity:
          FNMA - Arms                                  $   5,302,908              $   5,901,429
          FHLMC - Arms                                     1,592,147                  1,900,940
          FHLMC - Fixed Rate                                  54,872                     79,967
          CMO Government Agency                            2,637,349                  3,862,807
          CMO Private Issue                                1,018,180                  1,297,099
          FNMA - Fixed Rate                                  315,903                    343,808
          GNMA - Fixed Rate                                   55,708                    103,124
                                                   ---------------------------------------------
                                                       $  10,977,067              $  13,489,174
                                                   =============================================

                                                                               7
4.       LOAN RECEIVABLE, NET
A summary of the Bank's loans receivable at June 30, 2000 and September 30, 1999, is as follows:

                                                                  June 30, 2000 September 30, 1999
                                                                  --------------------------------
Real Estate loans
          Residential                                             $ 153,318,100    $ 138,008,961
          Construction                                                  820,823        1,847,609
          Commercial                                                  9,622,944        9,050,225
          Second mortgage                                            10,429,333        9,716,029
Commercial business                                                   6,107,163        6,531,200
Consumer                                                              9,814,666       13,578,547
          Gross loans                                               190,113,029      178,732,571
          Less:  Net deferred loan fees, premiums and discounts        (162,560)        (178,699)
          Allowance for Loan Losses                                  (1,545,762)      (1,317,676)
                                                                  ------------------------------
          Total loans, net                                        $ 188,404,707    $ 177,236,196
                                                                  ==============================

A summary of the Bank's allowance for loan losses for the three and nine months ended June 30, 2000 and 1999, is as follows:

                                                    Three Months Ended            Nine Months Ended
                                                          June 30                       June 30
                                                   2000            1999           2000           1999
                                             ------------------------------------------------------------
          Balance Beginning                    $ 1,424,205     $ 1,195,575    $ 1,317,676    $ 1,136,753
          Provisions Charged to Operations         135,000         235,000        365,000        465,000
          Loans Charged Off Net of Recoveries      (13,443)       (164,882)      (136,914)      (336,060)
                                             ------------------------------------------------------------
          Balance Ending                       $ 1,545,762     $ 1,265,693    $ 1,545,762    $ 1,265,693
                                             ============================================================

5.       REAL ESTATE OWNED OR IN JUDGMENT
Real Estate owned or in judgment and other repossessed property:

                                                          June 30, 2000     September 30, 1999
                                                     ------------------------------------------
          Real Estate Acquired by Foreclosure              $         0           $          0
          Real Estate Loans in Judgement and
            Subject to Redemption                              351,608                 70,081
          Other Repossessed Assets                              25,000                 76,802
                                                     ------------------------------------------
                                                           $   376,608           $    146,883
                                                     ==========================================

6.       FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. The financial instruments include commitments to extend credit and commitments to sell loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract, or notional amounts of those instruments, reflects the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments is represented by the contractual or notional amount of those instruments. The Bank uses the same
credit  policies  in  making   commitments  as  it  does  for   on-balance-sheet
instruments.

On June 30, 2000, the Bank had outstanding commitments to fund real estate loans of $2,713,115.00. Of the commitments outstanding, $1,521,910.00 are for fixed rate loans at rates of 8.25% to 9.125%. Commitments for adjustable rate loans amount to $1,191,205.00 with initial rates of 7.25% to 9.50%. Outstanding loan commitments to sell as of June 30, 2000 were $484,170.00. In addition the Bank had outstanding commercial loan commitments of $3,125,000.00 with initial rates of 7.75% to 10.75%, at June 30, 2000.

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

Earnings per share for the three and nine months ended June 30, 2000 and 1999, were determined as follows:

              STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                    Basic       Earnings          Per           Share
                                                   Three months ended               Nine months ended
                                                         June 30                        June 30
                                                   2000           1999            2000           1999
                                              -----------------------------------------------------------
Weighted average common shares outstanding,
          net of treasury shares                 1,152,393      1,180,438       1,137,739      1,232,754
Average unallocated ESOP shares                    (48,703)       (62,390)        (52,125)       (65,812)
Nonvested MSBP shares                                    0              0               0        (3,041)
                                              -----------------------------------------------------------
Weighted Average Shares for Basic EPS            1,103,690      1,118,048       1,085,614      1,163,901
                                              ===========================================================

Net Earnings                                    $  511,467     $  609,841     $ 1,602,464    $ 1,682,123
                                              ===========================================================

Per share amount                                $     0.46     $     0.55     $      1.48    $      1.45
                                              ===========================================================

                                                  Diluted        Earnings         Per           Share
                                                    Three months ended            Nine months ended
                                                         June 30                        June 30
                                                    2000          1999            2000           1999
                                              -----------------------------------------------------------
Weighted average shares for Basic EPS            1,103,690      1,118,048       1,085,614      1,163,901
Dilutive stock options                              65,323        109,097          80,942        126,092
Dilutive MSBP shares                                     0              0               0          1,026

Weighted Average Shares for Diluted EPS          1,169,013      1,227,145       1,166,556      1,291,019
                                              ===========================================================

Net Earnings                                    $  511,467     $  609,841     $ 1,602,464     $1,682,123
                                              ===========================================================

Per share amount                                $     0.44     $     0.50     $      1.37     $     1.30
                                              ===========================================================

8.       DIVIDENDS

At an April 2000 board meeting, the Directors of the Company declared a $0.15 per share dividend. The dividend was paid May 26, 2000 to all stockholders of record as of May 12, 2000.

                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended June 30, 2000. The Bank is primarily engaged in the business of accepting deposit accounts from the general public. These funds are used to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas, and the purchase of mortgage-backed and investment securities. In addition, the Bank also offers and purchases loans through correspondent lending relationships in Kansas City, other cities in Kansas, Albuquerque and Santa Fe, New Mexico, and Madison, Wisconsin. The Bank also has a Loan Origination Office located in Overland Park, Kansas. To a lesser extent, the Bank will purchase adjustable rate mortgage loans to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans, savings deposit loans, and small business loans.

Management Strategy:

Management's strategy has been to maintain profitability by managing the Bank's capital in a prudent manner. The Bank's lending strategy has historically focused on the origination of traditional, conforming one to four-family mortgage loans with the emphasis on single-family residences. The Bank's secondary focus has been on consumer loans, commercial loans, second mortgage loans, home equity loans, savings deposit loans, and small business lending. This focus is designed to reduce the risk of loss to the Bank's loan portfolio. However, lack of diversification in its portfolio structure does increase the Bank's portfolio concentration risk by making the value of the portfolio more susceptible to declines in real estate values in its market area. This risk has been mitigated in recent years, through investment in mortgage-backed securities, sales of loans in the secondary market, and small business lending.

Certain risks are inherent in the sales of loans in the secondary market. There is a risk that the Bank will not be able to sell all the loans that it has originated, or will be unable to fulfill its commitment to deliver loans pursuant to a commitment to sell loans. In addition, in periods of rising interest rates, loans originated by the Bank may decline in value. Exposure to market and interest rate risk is significant during the period between the time the interest rate on a customer's mortgage loan application is established and the time the mortgage loan closes, and during the period between the time the interest rate is established and the time the Bank commits to sell the loan. If interest rates change, the actual percentage of loans that close may differ from projected percentages. The resultant mismatching, of commitments to closed loans and commitments to deliver sold loans, may have an adverse effect on the profitability of loan originations.

A sudden increase in interest rates can cause a higher percentage of loans, where the Bank has committed to an interest rate, to close than projected. To the degree that this is not anticipated, the Bank will not have made commitments to sell these loans and may incur significant mark to market losses, adversely affecting results of operations.

The Bank historically sells 30 year fixed rate mortgages in the secondary market, however the Bank is keeping all 15 and 20 year or shorter mortgages with fixed rates above 7.50% and 7.75%, respectively, for investment and selling all other fixed rate loans.

Through the first nine months of fiscal year 2000 rates continued with a steady increase. Sustained levels of gain on sale of loans are dependent on stable or downward interest rate movement and gains could be adversely affected by continued rises in interest rates.

Changes in financial condition between June 30, 2000 and September 30, 1999:

Total assets increased by $4,653,159, or approximately 1.91% between September 30, 1999 and June 30, 2000. This increase is largely attributed to a $11,168,511 increase in loans receivable partially offset by a decrease of $5,621,004 in investments and mortgage backed securities. The decrease in mortgage backed securities is due to repayments. The $11,168,151 increase in loans receivable between September 30, 1999 and June 30, 2000, consists of a $16,000,000 increase in mortgage loans, which includes a $6,000,000 purchase of mortgage loans, offset by decreases of $1,000,000 in commercial loans and $4,000,000 in consumer loans.

The Bank utilizes the Federal Home Loan Bank of Topeka for a line of credit and short term advances, which increased $15 million from September 30, 1999 to June 30, 2000 to fund the acquisition of adjustable rate mortgage loans and provide working capital. Deposits decreased $11,565,837 at June 30, 2000 as compared to September 30, 1999 due to a $4,000,000 decrease in public monies with the remaining decrease coming from savings and demand accounts. In managing the Bank's overall interest rate risk, loan purchases have been made which increase the level of risk to the extent that borrowing will reprice more frequently than the interest rate adjustments on the mortgage loans.

Results of operations: comparison between the three and nine months ended June 30, 2000 and 1999:

Net income for the three-month period ended June 30, 2000 of $511,467 represents a decrease of $98,374 from net income reported for the three-month period ended June 30, 1999. The decrease was primarily due to a decrease in the net gain on sale of available for sale investments of $244,365, partially offset by a decrease of $93,404 in non-interest expense, and a decrease of $65,100 of income tax expense. For the three-month period ended June 30, 2000 the Bank received $128,118 in proceeds from the redemption of an insurance policy for a former employee of which $46,386 were recognized as income.

Net income for the nine-month period ended June 30, 2000 of $1,602,464 represents a decrease of $79,659 or a 4.74% decrease from the net income reported for the nine-month period ended June 30, 1999. The decrease is primarily due to a decrease of $541,063 in non-interest income, partially offset by an $210,251 increase in net interest income after provision for losses and a $169,553 decrease in non-interest expense. Non-interest income decreased as a result of the decrease in gain on sale of available for sale investments.

Net interest income after provision for losses on loans for the three-month period ended June 30, 2000 increased $15,730 or approximately 1.01% to $1,567,565 as compared with $1,551,835 for the same period ended June 30, 1999. This increase is associated with the decrease in net interest income and a decrease in the provision for loan losses due to a reduced volume of non-performing loans.

Net interest income after provision for losses on loans for the nine-month period ended June 30, 2000 increased $210,251 or approximately 4.43% to $4,961,182 as compared with $4,750,931 for the same period ended June 30, 1999. This increase is associated with the increase in net interest income and a decrease in the provision for loan losses due to a reduced volume of non-performing loans.

Non-interest income for the three-month period ended June 30, 2000 decreased $272,608 or 52.03% to $251,351 as compared with $523,959 for the same period ended June 30, 1999. This decrease was primarily due to a decrease of $244,365 in net gain on sale of available for sale investments.

Non-interest income for the nine-month period ended June 30, 2000 decreased $541,063 or 43.52% to $702,150 as compared with $1,243,213 for the same period ended June 30, 1999. This decrease was primarily due to a decrease of $333,737 on net gain on sale of available for sale investments as well as a decrease of $267,589 on the net gain on the sale of loans resulting from rising mortgage interest rates.

Non-interest expense for the three-month period ended June 30, 2000 decreased $93,404 or 8.81% to $966,849 as compared with $1,060,253 for the same period ended June 30, 1999. This decrease is primarily due to a decrease in compensation of $55,704 compared to the quarter ended June 30, 1999 due to vacant employee positions and reduced costs of an employee benefit plan.

Non-interest expense for the nine-month period ended June 30, 2000 decreased $169,553 or 5.36% to $2,993,968 as compared with $3,163,521 for the same period ended June 30, 1999. This decrease is primarily due to decreased compensation compared to the nine-months ended June 30, 1999 due to vacant employee positions and reduced costs of an employee benefit plan.


The Bank added $365,000 to the provision for loan losses for the nine-month period ended June 30, 2000, as compared to $465,000 for the nine-month period ended June 30, 1999. During the quarter ended June 30, 2000, management continued to recognize there were changes in risk factors related to the consumer loan portfolio that resulted in an increase in classified consumer loans. Management is continuing to closely monitor potential problem loans in all areas, and deem they have accrued an appropriate provision for loan losses considering all available information.

The Bank's charge-off experience for loans for the five years ended September 30, 1998 had averaged only $52,000 per year, or .04% of total loans. However, in fiscal 1999 the Bank charged off $658,000 in loans as a result of a quality control issue on automobile loans. The problem arose in the Fall of 1998, primarily on individual loans being originated by one loan officer who is no longer employed by the Bank. The Bank conducted a thorough review of its automobile loan portfolio that prompted management to set aside additional reserves, which they continue to do at the present time. In November 1998, loan policies were rewritten. The monitoring of loan policies was increased and all modifications and deferrals require senior management approval. Exceptions to policy are reported to the Board of Directors monthly. The loan files are reviewed individually by an experienced lender / service provider for proper documentation and for maintenance of proper insurance on all collateral. In addition, the Bank has contracted an outside third party to test loans for compliance with the bank's underwriting policies. Such tests are conducted every four months from a sampling of loans selected at random. The findings of the loan review are presented every four months to the Board of Directors at their regular meeting. As of June 30, 2000 the balance in the Bank's allowance for loan losses has increased $228,086 for the fiscal year. The increase is comprised of $365,000 in addition to the provision for loan losses netted against loans charged off net of recoveries of $136,914. Classified assets for the quarter ended June 30, 2000 have decreased $427,550, primarily in mortgage loans. Loans charged off, net of recoveries, were $13,000 (nearest thousand) for the quarter ended June 30, 2000. The $13,000 charge off consists of consumer loans, principally auto loans, of $86,000 charged off and $27,000 recovered, for a net charge off of $59,000, and mortgage loans charged off for the same period of $7,000, netted against recoveries of $53,000 for a net recovery of $46,000.

Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 4 percent. The Bank's regulatory liquidity ratio for the quarter ended June 30, 2000 averaged 7.81%. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

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

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of core and tangible capital (as defined in the regulations) to assets (as defined) and core and total capital to risk weight assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts (in thousands) and ratios as of June 30, 2000 are also presented in the following table:

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                              For Capital         Prompt Corrective
                                            Actual         Adequacy Purposes:     Action Provisions:
                                      Amount     Ratio      Amount     Ratio      Amount     Ratio
                                    ---------- ---------  ---------- ---------  ---------- ---------
     As of June 30, 2000:
     Total (Risk-Based) Capital
         (to Risk Weighted Assets)    $20,086    16.42%      $9,785     8.00%     $12,232    10.00%
     Core (Tier 1) Capital
         (to Risk Weighted Assets)    $18,557    15.17%         n/a      n/a       $7,339     6.00%
     Core (Tier 1) Capital -
         leverage (to Assets)         $18,557     7.56%      $9,820     4.00%     $12,275     5.00%


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

The Bank has historically invested in interest-earning assets that have a longer duration than its interest-bearing liabilities. The mismatch in duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk. In a rising rate environment, in addition to reducing the market value of long-term interest-earning assets, liabilities will reprice faster than assets; therefore, decreasing net interest income. To mitigate this risk, the Bank has placed a greater emphasis on shorter-term, higher yielding assets that reprice more frequently in reaction to interest rate movements. In addition, the Bank has continued to include in total assets a concentration of adjustable-rate assets to benefit the one-year cumulative gap as such adjustable-rate assets reprice and are more responsive to the sensitivity of more frequently repricing interest-bearing liabilities.

The OTS prepares a report quarterly on the interest rate sensitivity of the net portfolio value ("NPV") from information provided by the Bank. The OTS adopted a rule in August 1993 incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Implementation of the rule has been delayed until the OTS has tested the process under which institutions may appeal such capital deductions. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its NPV to changes in interest rates. The NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as the result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the IRR component quarterly for each institution.

The following tables present the Bank's NPV as well as other data as of March 31, 2000 (the most recent available), as calculated by the OTS, based on information provided to the OTS by the Bank.

Change in Interest
Rates in Basis
Points (Rate Shock)        Net Portfolio Value         NPV as % of Present Value of Assets
                  $ Amount     $ Change     % Change      NPV Ratio         Change
------------------------------------------------------------------------------------------
                  (Dollars in Thousands)
      +300 bp        6,140      (18,348)      (75%)           2.73%         (721 bp)
      +200 bp (1)   12,292      (12,197)      (50%)           5.29%         (464 bp)
      +100 bp       18,500       (5,988)      (24%)           7.72%         (221 bp)
         0 bp       24,489                                    9.93%
      -100 bp       29,737        5,248        21%           11.76%          183 bp
      -200 bp       33,775        9,287        38%           13.09%          316 bp
      -300 bp       37,731       13,242        54%           14.34%          441 bp

(1)  Denotes rate shock used to compute interest rate risk capital component.



                                                                 March 31, 2000
                                                                 --------------
Risk Measures (200 Basis Point Rate Shock):
         Pre-Shock NPV Ratio: NPV as % of Present Value of Assets     9.93%
         Exposure Measure: Post-Shock NPV Ratio                       5.29%
         Sensitivity Measure: Decline in NPV Ratio                    4.64%


Utilizing the data above, the Bank, at March 31, 2000, would have been considered by the OTS to have been subject to "above normal" interest rate risk. Accordingly, a deduction from risk-based capital would have been required. However, even with this deduction, the capital of the Bank would continue to exceed all regulatory requirements.

Set forth below is a breakout, by basis points of the Bank's NPV as of March 31, 2000 by assets, liabilities, and off balance sheet items.

                                                               No
    Net Portfolio Value      -300 bp    -200 bp    -100 bp   Change      +100 bp     +200 bp    +300 bp
    ----------------------------------------------------------------------------------------------------

    Assets                  $263,063   $257,990   $252,859   $246,549   $239,544    $232,348   $225,235
    -Liabilities
                             225,450    224,303    223,183    222,076    220,994     219,930    218,889
    +Off Balance Sheet           117         88         61         16        (50)       (126)      (206)
                          ------------------------------------------------------------------------------

    Net Portfolio Value      $37,730    $33,775    $29,737    $24,489    $18,500     $12,292    $ 6,140

Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations were employed in preparing the previous table. These assumptions related to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above.

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

                           PART II - OTHER INFORMATION



         Item 1.  Legal Proceedings
                           None
         Item 2.  Changes in Securities and Use of Proceeds
                           None
         Item 3.  Default Upon Senior Securities
                           None
         Item 4.  Submission of Matter to a Vote of Security Holders
                           None
         Item 5.  Other Information
                           None
         Item 6.  Exhibits and Report on Form 8-K
                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date     August 8, 2000                  LANDMARK BANCSHARES, INC.
     ------------------


                                By  /S/  Larry Schugart
                                         ---------------------------------------
                                         LARRY SCHUGART
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)



Date     August 8, 2000
     ------------------
                                  By /S/ Stephen H. Sundberg
                                     -------------------------------------------
                                         STEPHEN H. SUNDBERG
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Representative)