Form 10-K
period 2000-09-30
LANDMARK BANCSHARES INC
filed 2000-12-21
CIK 915800

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 September 30, 2000
                          ------------------------------------------------------

                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

                         Commission File Number: 0-23164

                            LANDMARK BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Kansas                                         48-1142260
--------------------------------------------              ----------------------
       (State or Other Jurisdiction of                         (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)

Central and Spruce Streets, Dodge City, Kansas                    67801
----------------------------------------------            ----------------------
   (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:              (316) 227-8111
                                                           ---------------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                           ---------------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Issuer's voting stock trades on The Nasdaq Stock Market under the symbol "LARK". The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock as quoted on Nasdaq's National Market on December 15, 2000, was $15.3 million.

         As of December 15, 2000, the issuer had 1,102,438 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of the issuer's Annual Report to Stockholders for the fiscal year ended September 30, 2000.

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


Item 1. Business
----------------

General

         The Company is a unitary savings and loan holding company that was incorporated in November 1994 under the laws of the State of Kansas for the purpose of acquiring all of the issued and outstanding common stock of Landmark Federal Savings Bank (the "Bank"). This acquisition occurred in March of 1994. At that time the Bank simultaneously converted from a mutual to stock institution and sold all of its outstanding capital stock to the Company, and the Company made its initial public offering of common stock. As of September 30, 2000, the Company had total assets of $250.7 million, total deposits of $165.3 million, and stockholders' equity of $23.7 million or 9.4% of total assets under generally accepted accounting principles ("GAAP"). The Company's only subsidiary is the Bank.

         The Bank is a federally chartered stock savings bank headquartered in Dodge City, Kansas and originally founded in 1920. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC").

         The Company's primary activity is directing and planning the activities of the Bank, the Company's primary asset. At September 30, 2000, the remainder of the assets of the Company were maintained as deposits in the Bank or in the form of common stock of other banks. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context indicates otherwise. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

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

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of Registrant's loan portfolio by type of loan on the dates indicated:

                                                                        At September 30,
                          ----------------------------------------------------------------------------------------------------------
                                   2000                  1999                   1998                  1997               1996
                          ---------------------  ------------------  ----------------------  -------------------  ------------------
                               $          %           $        %           $          %           $         %          $         %
                              ---        ---         ---      ---         ---        ---         ---       ---        ---       ---
                                                                    (Dollars in Thousands)
Type of Loan: (1)
------------
Real estate loans
  Construction............$    857       0.45%   $  1,848     1.04%   $  1,386       0.79%   $  1,937      1.22%  $  1,130     0.87%
  Residential............. 156,370      81.66     138,613    77.94     132,077      75.59     125,961     79.64    105,195    80.98
  Commercial..............   9,331       4.87       9,050     5.09       4,937       2.83       2,666      1.69      1,852     1.43
  Second mortgage.........  10,403       5.43       9,716     5.46      10,072       5.76       9,986      6.31      8,140     6.27
Commercial business.......   7,034       3.67       6,531     3.67       8,579       4.91       4,050      2.56      3,601     2.77
Consumer:
  Savings account.........     488       0.25         660     0.37         588       0.34         574      0.36        555     0.43
  Home improvement........      --         --          --       --           -          -          --        --         --       --
  Automobile..............   8,074       4.22      12,269     6.90      17,623      10.08      13,310      8.42      9,784     7.53
  Other...................     488       0.25         650     0.37         837       0.48         968      0.61        643     0.49
                           -------     ------     -------   ------     -------     ------     -------    ------    -------   ------
  Gross loans............. 193,045     100.80     179,337   100.84     176,099     100.78     159,452    100.81    130,900   100.77
Less:
  Unamortized premiums
     (discounts) on
     loan purchases.......      30       0.02          35     0.02          31       0.02          30      0.02         47     0.04
  Loans in process........      --         --          --       --          24       0.01          (2)       --         --       --
  Deferred loan
     origination
     fees and costs.......    (184)     (0.10)       (214)   (0.12)       (284)     (0.16)       (348)    (0.22)      (304)   (0.23)
  Allowance for loan
     losses...............  (1,377)     (0.72)     (1,318)   (0.74)     (1,137)     (0.65)       (969)    (0.61)      (740)   (0.58)
                           -------     ------     -------   ------     -------     ------     -------   -------    -------   ------
  Total loans, net........$191,514     100.00%   $177,840   100.00%   $174,733     100.00%   $158,163    100.00%  $129,903   100.00%
                           =======     ======     =======   ======     =======     ======     =======   =======    =======   ======


(1)  Includes loans classified as held for sale.

         Loan Maturity. The following table sets forth the maturity of Registrant's loan portfolio at September 30, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $56.8 million, $74.1 million, and $68.3 million for the three years ended September 30, 2000, 1999, and 1998, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                            1-4 Family     Other
                           Real Estate  Residential
                             Mortgage   Commercial   Construction Consumer(1)     Total
                             --------   ----------   ------------ --------        -----
                                                   (In Thousands)
Amounts Due:
Within 1 year ..........   $     209    $   3,468    $     590    $   2,193    $   6,460
                           ---------    ---------    ---------    ---------    ---------

After 1 year:
  1 to 3 years .........         430        3,594           --        6,025       10,049
  3 to 5 years .........         663          915           --        5,373        6,951
  5 to 10 years ........      11,818        4,074           --        5,328       21,220
  10 to 20 years .......      63,060        6,092          108          535       69,795
  Over 20 years ........      78,411           --          159           --       78,570
                           ---------    ---------    ---------    ---------    ---------
Total due after one year     154,382       14,675          267       17,261      186,585
                           ---------    ---------    ---------    ---------    ---------
Total amount due .......   $ 154,591    $  18,143    $     857    $  19,454    $ 193,045

Less:
Unamortized premium
on loan purchases ......          30           --           --           --           30
Allowance for loan loss         (668)        (180)          --         (529)      (1,377)
Loans in process .......          --           --           --           --           --
Deferred loan fees .....        (182)          --           (2)          --         (184)
                           ---------    ---------    ---------    ---------    ---------
  Loans receivable, net    $ 153,771    $  17,963    $     855    $  18,925    $ 191,514
                           =========    =========    =========    =========    =========

--------------------
(1)  Includes $10,403 of loans classified as second mortgage loans.


         The following table sets forth the dollar amount of all loans due after September 30, 2001, which have predetermined interest rates and which have floating or adjustable interest rates.


                                                   Floating or
                                  Fixed Rates    Adjustable Rates       Total
                                  -----------    ----------------      ------
                                                  (In Thousands)
One-to-four family...........       $69,305          $85,077         $154,382
Commercial...................         5,891            8,784           14,675
Construction.................           267               --              267
Consumer.....................        17,186               75           17,261
                                    -------          -------         --------
  Total......................       $92,649          $93,936         $186,585
                                    =======          =======         ========

         Residential Loans. Registrant's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in its primary market area. Registrant also originates a small number of residential real estate loans secured by multi-family dwellings.

         Registrant offers adjustable-rate mortgages ("ARMs") that adjust every one, three, and five years and have terms from 1 to 30 years, and fixed-rate mortgage loans with terms of 1 to 30 years. The interest rates on ARMs are based on treasury note rates and the national cost of funds. Registrant considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers. Registrant also has a small network of correspondents from whom Registrant may be referred both fixed- and adjustable-rate real estate mortgage loans. Registrant retains the adjustable-rate loans for its own loan portfolio and sells most of the fixed rate loans into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"). Registrant generally sells its 30-year fixed rate loans in the secondary market and holds its 15-year and 20-year fixed rate mortgage loans to maturity. Registrant also offers Federal Housing Administration and Veterans Administration ("FHA/VA") loans. Fixed-rate mortgage loans are generally originated to FHLMC standards. Although Registrant originates adjustable-rate mortgage loans for its own portfolio, these loans are underwritten to FHLMC standards, so they are saleable in the secondary market. FHA/VA loans are originated in accordance with FHA/VA guidelines, most of which are sold to various private investors.

         Generally, during periods of rising interest rates, the risk of default on an ARM is considered to be greater than the risk of default on a fixed-rate loan due to the upward adjustment of interest costs to the borrower. To help reduce such risk, Registrant qualifies the loan at the fully indexed accrual rate, as opposed to the original interest rate. ARMs may be made up to 95% of the loan to value ratio. Registrant does not originate ARMs with negative amortization.

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

While one- to four-family residential real estate loans are normally originated with 15-30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed-interest rate loans in Registrant's loan portfolio contain due-on-sale clauses providing Registrant may declare the unpaid amount due and payable upon the sale of the property securing the loan. Registrant enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

         Second Mortgage Loans. Registrant makes loans on real estate secured by secondary, or junior, mortgages. Second mortgage loans possess somewhat greater risk than primary mortgage loans because the security underlying the second mortgage loan must first be used to satisfy the obligation under the primary mortgage loan. Registrant's lending policies for second mortgage loans secured by one- to four- family residences are similar to those used for residential loans, including the required loan-to-value ratio. Registrant does not currently originate any second mortgage loans outside its primary market area.

         Multi-Family Loans. Registrant also makes fixed-rate and adjustable-rate multi-family loans, including loans on apartment complexes. The largest group of multi-family real estate loans on a single complex had a balance of approximately $1.2 million at September 30, 2000, on an apartment complex located within the Registrant's primary market area.

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

         Consumer loans consist of personal unsecured loans, home improvement loans, automobile loans, and savings account loans, all at fixed rates.

         The underwriting standards employed by Registrant for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Credit worthiness of the applicant is of primary consideration. The underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

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

         Commercial Real Estate Loans. Secured commercial real estate loans are originated in amounts up to 80% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by Registrant. Registrant's commercial real estate loans are permanent loans secured by improved property such as small office buildings, retail stores, small strip plazas, and other non-residential buildings. Registrant originates commercial real estate loans with amortization periods of 1 to 20 years, primarily as adjustable rate mortgages.

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. At September 30, 2000, the largest commercial real estate loan had a balance of approximately $775,000.

         Construction Loans. Registrant does not actively seek to make construction loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors can result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, Registrant may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, Registrant may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Commercial Business Loans. Regulations authorize Registrant to make secured or unsecured loans for commercial, corporate, business, and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 10% of Registrant's assets. In addition, another 10% of total assets may be invested in commercial equipment leasing. Most of Registrant's commercial business loans are secured by real estate or other assets such as automobiles. The Registrant had an outstanding commercial line of credit of $1.1 million at September 30, 2000. The commercial portfolio includes additional loans with large aggregate dollar balances.

         It is the policy of Registrant to annually request financial statements from commercial loan borrowers. The financial statements are reviewed as received by management to detect any conditions or trends, including cash flows of the project, that may affect the ability of the borrower to repay the debt.

Because of the large dollar amounts outstanding on some of the loans in the portfolio, the failure of only one of these borrowers to repay a loan could have a material impact on the Registrant.

         Loan Solicitation and Processing. Registrant's sources of mortgage loan applications are referrals from existing or past customers, local realtors, builders, loan correspondents, and walk-in customers and also as the result of advertising. The Bank actively solicits local realtors and believes they provide a substantial number of customers that originate loans with Registrant. Registrant also solicits loans from a small network of correspondent lenders in Kansas City, Kansas and Albuquerque, New Mexico as well as various communities in central and western Kansas. These correspondents, selected by management, are located in markets Registrant does not otherwise serve.

         The loan approval process is segmented by the type of loan and size of loan. Consumer loans are approved by certain loan officers within designated limits. One or more signatures of members of senior management are also required for larger consumer loans. The Board of Directors ratifies all loans that have been approved by officers or committees.

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

Origination, Purchase, and Sale of Loans

         During the fiscal year ended September 30, 2000, Registrant originated $61.3 million in loans, purchased $15.4 million in loans (all secured by one- to four-family residences), and sold $8.9 million in loans.

         Loan Sales. Registrant generally retains servicing on all loans sold with the exception of fixed rate FHA/VA loans which are sold with servicing released. All such loans were sold without recourse.

         Loan Commitments. Registrant issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitments generally requires acceptance within 60 days of the date of issuance. For commercial real estate loans or commercial loans in general, the commitment is issued for approximately 60 days and must be closed within 60 days of issuance. Commitments for consumer loans expire 30 days after issuance. At September 30, 2000, Registrant had $3.7 million of commitments to originate loans and $4.6 million of unfunded commitments under lines of credit.

         Loan Processing and Servicing Fees. In addition to interest earned on loans, the Company recognizes fees and service charges which consist primarily of fees on loans serviced for others and late charges. The Company recognized net loan servicing fees of $158,000, $165,000, and $157,000 for the years ended September 30, 2000, 1999 and 1998, respectively. As of September 30, 2000, loans serviced for others totaled $58.1 million.

         Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations generally limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus. This is calculated as the sum of the Bank's core and supplementary capital included in total capital, plus the balance of the general valuation allowances for loan and lease losses not included in supplementary capital, plus investments in subsidiaries that are not included in calculating core capital, or $500,000, whichever is greater. An additional amount equal to 10% of unimpaired capital and unimpaired surplus may be included if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate). Under this general restriction, the Bank's maximum loan to one borrower limit at September 30, 2000 was approximately $3.2 million.

         Registrant's largest amount of loans to one borrower was approximately $2.8 million as of September 30, 2000. These loans are secured primarily by interests in automobiles. These loans were current at September 30, 2000.

         Loan Delinquencies. Registrant's collection procedures provide that when a mortgage loan is 15 days past due, a computer printed delinquency notice is sent. If payment is still delinquent after 15 days, a telephone call is made to the borrower. If the delinquency continues, subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 60 days or more, the Board of Directors of Registrant generally approves the initiation of foreclosure proceedings unless other repayment arrangements are made. Collection procedures for non-mortgage loans generally begin after a loan is 10 days delinquent.

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

                                                               At September 30,
                                              ------------------------------------------------
                                                2000      1999      1998      1997      1996
                                               ------    ------    ------    ------    ------
                                                              (Dollars in thousands)
Loans accounted for on a non- accrual basis:
Mortgage loans:
  Permanent loan secured by 1-4
     dwelling units ........................   $  418    $  128    $  185    $   78    $   51
  All other mortgage loans .................       --        --        91        --        --
Non-Mortgage loans:
  Consumer loans ...........................       73       185       230       294        76
                                               ------    ------    ------    ------    ------
Total ......................................   $  491    $  313    $  506    $  372    $  127
                                               ======    ======    ======    ======    ======

Accruing loans that are
contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by
    1-4 dwelling units .....................   $  634    $  180    $  182    $   50    $  146
  All other mortgage loans .................       --        --        --        --        44
                                               ------    ------    ------    ------    ------
Total ......................................   $  634    $  180    $  182    $   50    $  190
                                               ======    ======    ======    ======    ======
Total non-accrual and 90-day
  past due accrual loans ...................   $1,125    $  493    $  688    $  422    $  317
                                               ======    ======    ======    ======    ======
Real estate owned ..........................   $  171    $  147    $   71    $  252    $   --
                                               ======    ======    ======    ======    ======
Total non-performing
  assets ...................................   $1,296    $  640    $  759    $  674    $  317
                                               ======    ======    ======    ======    ======
Total non-accrual and 90-day
  past due accrual loans to net
  loans ....................................     0.59%     0.28%     0.39%     0.27%     0.24%
                                               ======    ======    ======    ======    ======
Total non-accrual and 90-day
  past due accrual loans to total
  assets ...................................     0.45%     0.20%     0.31%     0.19%     0.15%
                                               ======    ======    ======    ======    ======
Total non-performing
  assets to total assets ...................     0.52%     0.26%     0.34%     0.30%     0.15%
                                               ======    ======    ======    ======    ======

         Interest income that would have been recorded on renegotiated loans and loans accounted for on a non-accrual basis under the original terms of such loans was $48,000 for the year ended September 30, 2000. Amounts foregone and not included in Registrant's interest income for the year ended September 30, 2000 totaled $23,000.

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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 2000, Registrant had a general loss allowance for loans and REO of $1,377,000.


                                                          At
                                                     September 30,
                                                         2000
                                                        -----
                                                    (In Thousands)

Special mention assets........................          $  108
                                                        ======
Classified assets
  Substandard.................................          $1,870
                                                        ------

  Doubtful....................................              --
  Loss........................................              --
                                                        ------
    Total.....................................          $1,870
                                                        ======

         Foreclosed Assets. Assets owned or acquired by Registrant as a result of foreclosure, judgment, or by a deed in lieu of foreclosure are classified as foreclosed assets until they are sold. When property is acquired it is recorded at fair value as of the date of foreclosure or transfer less estimated disposal costs. Valuations are periodically performed by management and subsequent charges to general loan reserves are taken when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell. It is subsequently carried at the lower of the new basis (fair value at foreclosure or transfer) or fair value. Registrant had $171,000 in foreclosed assets as of September 30, 2000.

         Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During the years ended September 30, 2000, 1999, and 1998, Registrant charged $267,000, $785,000 and $265,000, respectively, to the provision for loan losses and $0, $0 and $0, respectively, to the provision for losses on foreclosed assets.

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

         The amount and percent of loans in each category to total loans for the distribution of Registrant's allowance for losses on loans at the dates indicated is summarized as follows:

                                                              At September 30,
                           -------------------------------------------------------------------------------------
                                 2000            1999              1998            1997             1996
                                ------          ------            ------          ------           -----
                              $       %       $        %       $        %       $        %      $         %
                             ---     ---     ---      ---     ---      ---     ---      ---    ---       ---
                                                           (Dollars in Thousands)
Residential real estate   $  668    86.84% $  689    83.74% $  689    81.51% $  603    86.47% $  523    87.44%
Commercial real estate       103     4.83      70     5.05      22     2.80      12     1.67       9     1.42
Commercial business ...       77     3.64      50     3.64      38     4.87      76     2.54      51     2.75
Consumer ..............      529     4.69     509     7.57     388    10.82     278     9.32     157     8.39
                          ------   ------  ------   ------  ------   ------  ------   ------  ------   ------
Total .................   $1,377   100.00% $1,318   100.00% $1,137   100.00% $  969   100.00% $  740   100.00%
                          ======   ======  ======   ======  ======   ======  ======   ======  ======   ======

          The   following   table  sets  forth   information   with  respect  to
Registrant's allowance for loan losses at the dates indicated:

                                                        At September 30,
                               -----------------------------------------------------------------
                                 2000          1999          1998          1997          1996
                               ---------     ---------     ---------     ---------     ---------
                                                      (Dollars in Thousands)

Total loans outstanding ....   $ 191,514     $ 177,840     $ 174,733     $ 158,163     $ 129,903
                               =========     =========     =========     =========     =========

Average loans outstanding ..   $ 184,269     $ 176,318     $ 167,490     $ 145,395     $ 110,084
                               =========     =========     =========     =========     =========

Allowance balances
  (at beginning of period) .       1,318         1,137           969           740           644
                               ---------     ---------     ---------     ---------     ---------
Provision (credit):
  Real estate-mortgage .....          --            --            75            88            20
  Consumer .................         207           725           130           220           115
  Commercial ...............          60            60            60            --            --
                               ---------     ---------     ---------     ---------     ---------
                                     267           785           265           308           135
                               ---------     ---------     ---------     ---------     ---------
Charge-offs:
  Real estate-mortgage .....         (21)           --            (2)          (17)          (19)
  Consumer .................        (331)         (658)         (105)          (75)          (20)
                               ---------     ---------     ---------     ---------     ---------
                                    (352)         (658)         (107)          (92)          (39)
                               ---------     ---------     ---------     ---------     ---------
Recoveries:
  Real estate-mortgage .....          --            --             1            13            --
  Consumer .................         144            54             9            --            --
                               ---------     ---------     ---------     ---------     ---------
                                     144            54            10            13            --
                               ---------     ---------     ---------     ---------     ---------
Net (charge-offs) recoveries        (208)         (604)          (97)          (79)          (39)
                               =========     =========     =========     =========     =========

Allowance balance
  (at end of period) .......   $   1,377     $   1,318     $   1,137     $     969     $     740
                               =========     =========     =========     =========     =========

Allowance for loan losses as
  a percent of total loans
  outstanding ..............        0.72%         0.74%         0.65%         0.61%         0.57%
                               =========     =========     =========     =========     =========
Net loans charged off as a
  percent of average loans
  outstanding ..............        0.11%         0.34%         0.06%         0.06%         0.04%
                               =========     =========     =========     =========     =========

         The following table sets forth information with respect to Registrant's allowance for losses on real estate owned and in judgment at the dates indicated:

                                               At September 30,
                                 --------------------------------------------
                                   2000     1999     1998      1997    1996
                                 -------  -------  -------  --------  -------
                                             (Dollars in Thousands)

Total real estate owned and in
  judgment, net ..............   $   171  $   147  $    71  $    252  $   --
                                 =======  =======  =======  ========  ======
Allowance balances -
  beginning ..................   $    --  $    --  $    --  $     --  $   --
Provision ....................        --       --       --        --      --
Net charge-offs ..............        --       --       --        --      --
                                 -------  -------  -------  --------  ------
Allowance balances - ending ..   $    --  $    --  $    --  $     --  $   --
                                 =======  =======  =======  ========  ======
Allowance for losses on real
  estate owned and in judgment
  to net real estate owned and
  in judgment ................        --%      --%      --%       --%     --%
                                 =======  =======  =======  ========  ======

Interest Bearing Accounts Held at Other Financial Institutions

         As of September 30, 2000, the Company had a balance of $3,755,000 on its interest-bearing deposits in other financial institutions, principally with the Federal Home Loan Bank ("FHLB") of Topeka (including up to $100,000 at the other financial institutions covered by FDIC deposit insurance and held in time deposits). The Company maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

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

         As of September 30, 2000, Registrant had an investment portfolio of approximately $38.3 million, consisting primarily of U.S. Government agency obligations, U.S. Treasury securities, investment grade corporate debt securities, municipal obligations, and FHLB stock as permitted by the OTS regulations. Of this portfolio, approximately $3.6 million consists of investments in common stock of other issuers. Registrant has also invested in mortgage-related securities principally in Federal National Mortgage Association ("FNMA") ARMs and FHLMC ARMs, and to a lesser extent, Collateralized Mortgage Obligations ("CMOs"). Registrant anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Topeka. Registrant will continue to seek high quality investments with short to intermediate maturities and duration from one to five years.

Investment Portfolio

         The following table sets forth the carrying value of Registrant's investment securities portfolio, short-term investments, mutual funds, and FHLB stock, at the dates indicated. None of the investment securities held as of September 30, 2000 was issued by an individual issuer in excess of 10% of Registrant's capital, excluding the securities of U.S. Government and U.S. Government Agencies and Corporations. As of September 30, 2000, the market value of Registrant's total investment portfolio was $36.9 million.



                                                   At September 30,
                                        ----------------------------------------
                                          2000           1999             1998
                                        --------       --------        ---------
                                                    (In thousands)
Investments Held to Maturity:
  U.S. Government Securities............$     --       $     --        $    --
  U.S. Agency Securities................  27,482         27,465         10,000
  Corporate Notes and Bonds.............      --             --             --
  Municipal Obligations.................   1,185          1,385          1,575
                                        --------       --------        -------
  Total Investments Held to
    Maturity............................  28,667         28,850         11,575
                                        --------       --------        -------
Investments Available-for-Sale:
  U.S. Agency Securities                   1,952          4,000             --
  Common Stock..........................   3,644          4,378          5,800
  FHLB Stock............................   3,800          3,441          3,211
  Other Equity Securities...............      10             10             10
  Corporate Notes and Bonds.............     182            193            200
                                        --------       --------        -------
  Total Investments Available
   -for-Sale............................   9,588         12,022          9,221
                                        --------       --------        -------
  Total Investments.....................$ 38,255       $ 40,872       $ 20,796
                                        ========       ========       ========

         Registrant classifies its investments in accordance with SFAS No. 115. See the discussion of SFAS No. 115 under "-- Mortgage-Backed Securities." See
Note 1 to the Consolidated Financial Statements incorporated by reference into this document.

         The Registrant adopted the provisions of SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities" as of October 1, 2000. As permitted by SFAS No. 133, on October 1, 2000, the Company transferred all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios. See Note 23 to the Consolidated Financial Statements incorporated by reference into this document.

Investment Portfolio Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio as of September 30, 2000. Yields on tax exempt obligations have not been computed on a tax equivalent basis.

                                                       As of September 30, 2000
                      -----------------------------------------------------------------------------------------------
                                                                               More than              Total
                      One Year or Less  One to Five Years Five to Ten Years    Ten Years       Investment Securities
                      ----------------  ----------------- ----------------- ----------------  -----------------------
                      Carrying Average  Carrying Average  Carrying Average  Carrying Average  Carrying Average Market
                       Value   Yield     Value   Yield     Value   Yield     Value   Yield     Value   Yield   Value
                       -----   -----     -----   -----     -----   -----     -----   -----     -----   -----   -----
                                                         (Dollars in Thousands)
Investment
Securities:
  U.S.
    Government
    Obligations......  $ --        --%   $   --       --%  $    --     --%   $   --      --%   $    --     --%  $   --
  U.S.
    Agency
    Obligations......    --        --     3,000     6.37    21,482   6.53     4,952    7.23     29,434   6.63   28,034
  Municipal
    Obligations......   200      4.90       400     5.21       585   4.81        --      --      1,185   4.96    1,182
  Corporate
    Notes and
    Bonds............    --        --       141    12.00        --     --        41    9.00        182  11.25      182
                       ----     ----     ------     ----   -------   ----    ------    ----    -------   ----  -------
    Total............  $200     4.90%    $3,541     6.50%  $22,067   6.49%   $4,993    7.25%   $30,801   6.18% $29,398
                       ====     ====     ======     ====   =======   ====    ======    ====    =======   ====  =======

Mortgage-Backed Securities

         To supplement lending activities, Registrant invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity (see Note 3 to the Consolidated Financial Statements incorporated by reference into this document).

         Registrant classifies its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS No. 115 requires classification of investments into three categories. Debt securities that Registrant has the positive intent and ability to hold to maturity must be reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term must be reported at fair value, with unrealized gains and losses included in earnings. All other debt and equity securities must be considered available for sale and must be reported at fair value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity (net of tax effects).

         At September 30, 2000, the mortgage-backed securities portfolio had a fair value of $10.0 million and an amortized cost of $10.1 million. That part of the mortgage-backed securities portfolio classified as held to maturity is recorded at amortized cost. That part of the mortgage-backed securities classified as available for sale is recorded at fair value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity (net of tax effects). As of September 30, 2000, there were no mortgage-backed securities that were classified as available for sale.

         Mortgage-backed securities represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

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

         The collateralized mortgage obligations ("CMOs") (in the form of real estate mortgage investment conduits) held by Registrant at September 30, 2000 totaled $3.3 million and consisted of CMOs issued by FHLMC, FNMA and private issuers. The aggregate book value of CMOs issued by any one private issuer did not exceed 10% of stockholders' equity at September 30, 2000, 1999, or 1998. The portfolio of CMOs held in Registrant's mortgage-backed securities portfolio at September 30, 2000 did not include any residual interests in CMOs. Further, at September 30, 2000, Registrant's mortgage-backed securities portfolio did not include any "stripped" CMOs (i.e., CMOs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest).

         The following table sets forth the carrying value of Registrant's mortgage-backed securities portfolio at the dates indicated.

                                             Weighted
                                          Average Rate At
                                         September 30, 2000       2000        1999          1998
                                         ------------------      ------      ------        ------
                                                           (Dollars in Thousands)
Held for Investment:
GNMA ARMs............................             --%          $    --      $    --      $    --
FNMA ARMs............................           7.22             4,986        5,901        8,842
FHLMC ARMs...........................           7.88             1,461        1,901        2,815
FHLMC Fixed Rate.....................           8.15                50           80          128
GNMA Fixed Rate......................           8.00                44          103          230
FNMA Fixed Rate......................           5.50               305          344          448
CMOs.................................           5.73             3,266        5,160        9,261
                                                ----             -----      -------      -------
   Total Held for Investment                    6.79%           10,112       13,489       21,724
                                                ====           -------      -------      -------
Held for Sale........................                               --           --           --
                                                               -------      -------      -------
Total mortgage-backed
       securities....................                          $10,112      $13,489      $21,724
                                                               =======      =======      =======

                  As permitted by SFAS No. 133 the registrant transferred all of its securities from held-to maturity to the available for sale category on October 1, 2000. See the discussion of SFAS No. 133 under "Investment Portfolio." See Note 23 to the Consolidated Financial Statements incorporated by reference into this document.

         Mortgage-Backed Securities Maturity. The following table sets forth the contractual maturity of Registrant's mortgage-backed securities portfolio at September 30, 2000. The table does not include scheduled principal payments and estimated prepayments.


                                                  Contractual
                                                 Maturities Due
                                                 --------------
                                                 (In Thousands)
Less than 1 year..............................      $    10
1 to 3 years..................................          308
3 to 5 years..................................           39
5 to 10 years.................................        1,224
10 to 20 years................................        2,489
Over 20 years.................................        6,042
                                                    -------
Total mortgage-backed securities..............      $10,112
                                                    =======

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

         NOW accounts constituted $20.6 million, or12.4% of Registrant's deposit portfolio at September 30, 2000. Non-interest bearing demand accounts constituted $4.4 million, or 2.7% of the deposit portfolio at September 30, 2000. Savings deposits constituted $8.1 million, or 4.9% of the deposit portfolio at September 30, 2000. Certificates of deposit constituted $136.7 million or 82.7% of the deposit portfolio, including certificates of deposit with principal amounts of $100,000 or more which constituted $46.9 million or 28.4% of the deposit portfolio at September 30, 2000. As of September 30, 2000, Registrant had no brokered deposits.

         To supplement lending activities in periods of deposit growth and/or declining loan demand, Registrant has increased its investments in residential mortgage-backed securities during recent years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. At September 30, 2000, $29.5 million in investment securities and $8.6 million in mortgage-backed securities were pledged as collateral for public funds.

Jumbo Certificates of Deposit

         The following table indicates the amount of Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2000.


                                                     September 30,
                                                         2000
                                                     -------------
                                                         (In
                                                      Thousands)
Maturity Period
---------------
Within three months..............................      $ 24,954
Over three through six months....................        13,077
Over six through twelve months...................         6,593
Over twelve months...............................         2,310
                                                       --------
    Total........................................      $ 46,934
                                                       ========

Borrowings

         Deposits are the primary source of funds of Registrant's lending and investment activities and for its general business purposes. Registrant may obtain advances from the FHLB of Topeka to supplement its supply of lendable funds, and Registrant has utilized this funding source. Advances from the FHLB of Topeka would typically be secured by a pledge of Registrant's stock in the FHLB of Topeka and a portion of Registrant's first mortgage loans and certain other assets. Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2000, Registrant had $57.0 million outstanding from the FHLB of Topeka and no borrowings of any other kind.

Personnel

         As of September 30, 2000 Registrant had 57 full-time and 4 part-time employees. None of Registrant's employees are represented by a collective bargaining group.

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

         During the fiscal year ended September 30, 2000, federal law was amended to effectively prohibit the Company from affiliating in any way with a non-financial company. In connection with the amendment to federal law, the Company may now affiliate with securities firms and insurance companies. These changes to federal law do not impact the current business of the Company. Unlike savings and loan holding companies that may be created in the future, the Company generally is not restricted in the types of business in which it may engage, provided that the Bank maintains a specified amount of its assets in housing related investments.

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

         As a member of the SAIF, the Bank pays an insurance premium to the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

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

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 2000:


                                                          Percent of
                                                           Adjusted
                                         Amount             Assets
                                        --------          ----------
                                           (Dollars in Thousands)

Core Capital:
Regulatory requirement.............     $ 9,896               4.0%
Regulatory capital.................      19,809               8.0
                                        -------              ----
  Excess...........................     $ 9,913               4.0%
                                        =======              ====

Risk-Based Capital:
Regulatory requirement.............     $ 9,920               8.0%
Regulatory capital.................      21,185              17.1
                                        -------              ----
  Excess...........................     $11,265               9.1%
                                        =======              ====


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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test pursuant to OTS regulations or they become subject to certain operating restrictions. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of September 30, 2000, the Bank was in compliance with its QTL requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2000, the Bank was in compliance with this requirement.

         Proposed Regulation. The OTS has announced that it will consider amending its capital standards so as to more closely conform its requirements to those of the other federal banking agencies. The impact of this possible change is not expected to materially impact the Bank. The impact on the Company cannot yet be determined.

Executive Officers of the Registrant

         Stephen H. Sundberg, age 53, has served as a Senior Vice President and as Chief Financial Officer of the Company and the Bank since May, 2000. Prior to joining the Company, Mr. Sundberg was General Manager and an owner of a professional employment organization. Prior to that he was a stockholder in corporations providing transportation and services to packing plants in the central United States. Mr. Sundberg is a CPA and a member of the AICPA and Kansas Society of CPAs. He is past president of Finney County Big Brothers/Big Sisters, served as a school Board member of USD 457 and has served as a member of various city boards for the City of Garden City, Kansas.

         Gary L. Watkins, age 45, has been employed by the Bank since 1985 and is currently a Senior Vice President, Chief Operating Officer, and Secretary of the Company and Bank. He is also a member of the Kiwanis and the Board of Directors of Trinity Association. Mr. Watkins is a past Vice President of the Dodge City Area Chamber of Commerce.

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
--------------------------------------------------------------------------------

         The information contained under the section captioned "Stock Price Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2000 (the "Annual Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The information contained under the section captioned "Five-Year Financial Summary" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" in Registrant's definitive proxy statement for Registrant's Annual Meeting of Stockholders to be held in January 2001 (the "Proxy Statement") is incorporated herein by reference. Additional information regarding Registrant's executive officers is contain in Part I of this document. See "Item 1. Description of Business -- Executive Officers of the Registrant."

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

                           Independent Auditor's Report.

                           Consolidated Statements of Financial Condition as of September 30, 2000 and 1999.

                           Consolidated Statements of Operations for the Years Ended September 30, 2000, 1999 and 1998.

                           Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2000, 1999, and 1998.

                           Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998.

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

                           10.9     Employment Agreement with Stephen Sundberg

                           10.10    1998 Stock Option Agreement with Richard Ball***

                           10.11    Stock Option Agreement with Larry Schugart*****

                           10.12    Stock Option Agreement with Gary Watkins*****

                           10.13    Stock Option Agreement with Stephen Sundberg

                           13       Annual Report to Stockholders for the fiscal year ended September 30,
                                    2000

                           21       Subsidiaries of Registrant******

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

         ***** Incorporated by reference to the identically numbered exhibits of the Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 0-23164), filed with the SEC.

         ****** Incorporated by reference to Exhibit 21.4 of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-23164), filed with the SEC.

                           (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of December 20, 2000 on its behalf by the undersigned, thereunto duly authorized.
                                   Landmark Bancshares, Inc.


                                   By: /s/ Larry Schugart
                                       -----------------------------------------
                                            Larry Schugart
                                            President and Chief
                                            Executive Officer
                                            (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 20, 2000.


/s/ Stephen H. Sundberg                      /s/ Larry Schugart
-------------------------------------------  -----------------------------------
Stephen H. Sundberg                          Larry Schugart
Senior Vice President and                    President, Chief Executive Officer,
Chief Financial Officer                      and Director
(Principal Financial and Accounting          (Principal Executive Officer)
Officer)


/s/ Gary L. Watkins                          /s/ Richard A. Ball
-------------------------------------------  -----------------------------------
Gary L. Watkins                              Richard A. Ball
Senior Vice President, Chief Operating       Director
Officer, and Secretary


/s/ David H. Snapp                           /s/ C. Duane Ross
-------------------------------------------  -----------------------------------
David H. Snapp                               C. Duane Ross
Director                                     Director


/s/ Jim W. Lewis
-------------------------------------------
Jim W. Lewis
Director