Form 10-Q
period 2000-12-31
LANDMARK BANCSHARES INC
filed 2001-02-13
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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


                               Yes  [X]  No  [  ]

The number of shares outstanding of each of the issuer's classes of common stock, as of February 5, 2001:

         $.10 par value common stock                 1,092,438 shares
                  (Class)                              (Outstanding)

                            LANDMARK BANCSHARES, INC.


                                      INDEX

                                                                                     Page Number
PART I.                 FINANCIAL INFORMATION

            Item 1.     Financial Statements

                        Statements of Financial Condition as of
                        December 31, 2000 (unaudited) and September 30, 2000                 1

                        Statements of Income for the Three Months Ended
                        December 31, 2000 and 1999 (unaudited)                               2

                        Statements of Comprehensive Income for the Three Months Ended
                        December 31, 2000 and 1999 (unaudited)                               4

                        Statements of Cash Flows for the Three Months Ended
                        December 31, 2000 and 1999 (unaudited)                             5 - 6

                        Notes to Financial Statements                                      7 - 11

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                     12 - 17

            Item 3.     Quantitative and Qualitative Disclosures about Market Risk        18 - 20


PART II     OTHER INFORMATION

            Item 1.     Legal Proceedings                                                   21

            Item 2.     Changes in Securities and Use of Proceeds                           21

            Item 3.     Default Upon Senior Securities                                      21

            Item 4.     Submission of Matter to a Vote of Security Holders                  21

            Item 5.     Other Information                                                   21

            Item 6.     Exhibits and Report on Form 8-K                                     21


SIGNATURES                                                                                  22

                            LANDMARK BANCSHARES, INC.
                 Consolidated Statements of Financial Condition

                                                                                  December 31, 2000    September 30, 2000
                                                                                     (Unaudited)
                                                                                   ----------------       --------------
ASSETS
Cash and due from banks:
 Non-interest bearing                                                              $   1,223,070          $   1,335,431
 Interest bearing                                                                      4,713,567              3,754,540
                                                                                   -------------          -------------
 Total cash and due from banks                                                         5,936,637              5,089,971
Time deposits in other financial institutions                                            279,125                281,771
Investment securities held-to-maturity                                                         0             28,666,885
Investment securities available-for-sale                                              28,078,504              9,587,607
Mortgage-backed securities held-to-maturity                                                    0             10,112,018
Mortgage-backed securities available-for-sale                                          9,279,190                      0
Loans receivable, net                                                                179,548,704            182,659,647
Loans held-for-sale                                                                      147,509              8,854,493
Accrued income receivable                                                              1,546,123              1,641,904
Foreclosed assets, net                                                                   355,200                170,724
Office properties and equipment, net                                                   1,578,689              1,635,170
Prepaid expenses and other assets                                                      1,717,671              1,666,882
Income taxes receivable, current                                                               0                 99,217
Deferred income taxes                                                                    210,790                209,686
                                                                                   -------------          -------------
TOTAL ASSETS                                                                       $ 228,678,142          $ 250,675,975
                                                                                   =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits                                                                          $ 155,466,198          $ 165,325,440
 Advances and other borrowings from
 Federal Home Loan Bank                                                               46,000,000             57,000,000
 Advances from borrowers for taxes and insurance                                         892,722              2,337,045
 Accrued expenses and other liabilities                                                2,530,219              2,351,486
 Income taxes:
 Current                                                                                 185,783                      0
                                                                                   -------------          -------------
TOTAL LIABILITIES                                                                    205,074,922            227,013,971
                                                                                   -------------          -------------

Commitments and contingencies
Stockholders' Equity:
 Preferred Stock, no par value; 5,000,000 shares
 authorized;  none issued
 Common Stock, $0.10 par value; 10,000,000 shares
 authorized; 2,281,312 shares issued and outstanding                                     228,131                228,131
 Additional paid-in capital                                                           22,383,508             22,475,208
 Retained income, substantially restricted                                            24,329,464             24,022,616
 Accumulated other comprehensive income (loss)                                          (113,872)              (110,594)
 Unamortized stock acquired by Employee Stock
 Ownership Plan                                                                         (418,963)              (418,963)
 Treasury Stock, at cost, 1,188,874 shares at December 31, 2000
 and 1,173,938 shares at September 30, 2000                                          (22,805,048)           (22,534,394)
                                                                                   -------------          -------------
 Total Stockholders' Equity                                                           23,603,220             23,662,004
                                                                                   -------------          -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 228,678,142          $ 250,675,975
                                                                                   =============          =============

                                                                               2
                            LANDMARK BANCSHARES, INC.
                        Consolidated Statements of Income

                                                                  Three Months Ended December 31
                                                                       2000           1999
                                                                    (unaudited)    (unaudited)
                                                                    -------------  -----------
INTEREST INCOME
               Interest on loans                                    $ 3,749,080    $ 3,564,736
               Interest and dividends on investment securities          569,666        711,327
               Interest on mortgage-backed securities                   165,890        203,159
                                                                    -----------    -----------
                  Total interest income                               4,484,636      4,479,222
                                                                    -----------    -----------
INTEREST EXPENSE
               Deposits                                               2,116,260      1,797,441
               Borrowed funds                                           761,845        792,631
                                                                    -----------    -----------
                  Total interest expense                              2,878,105      2,590,072
                                                                    -----------    -----------
                  Net interest income                                 1,606,531      1,889,150

PROVISION FOR LOSSES ON LOANS                                            45,000        135,000
                                                                    -----------    -----------
               Net interest income after provision for losses         1,561,531      1,754,150
                                                                    -----------    -----------

NON-INTEREST INCOME
               Service charges and late fees                            119,951        106,545
               Net gain on sale of trading investments                   43,618              0
               Net gain on sale of available-for-sale investments        23,249         10,591
               Net gain on sale of loans                                318,730         50,731
               Service fees on loans sold                                11,568         20,732
               Other income                                              26,615         38,277
                                                                    -----------    -----------
                                                                        543,731        226,876
                                                                    -----------    -----------
NON-INTEREST EXPENSE
               Compensation and related expenses                        627,247        608,041
               Occupancy expense                                         69,920         63,447
               Advertising                                               20,835         19,682
               Federal insurance premium                                 22,074         37,718
               Loss (gain) from real estate operations                    5,242          5,928
               Data processing                                           32,008         37,545
               Other expense                                            237,319        252,762
                                                                    -----------    -----------
                                                                      1,014,645      1,025,123
                                                                    -----------    -----------
                  Income before income taxes and cumulative
                     effect of accounting change                      1,090,617        955,903

INCOME TAXES EXPENSES                                                   410,144        369,300
                                                                    -----------    -----------
                  Net income before cumulative effect
                     of accounting change                               680,473        586,603

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
               FOR FINANCIAL INSTRUMENTS,
               NET OF INCOME TAX BENEFIT OF $125,144                   (214,553)             0
                                                                    -----------    -----------
                  Net income                                        $   465,920    $   586,603
                                                                    ===========    ===========

                                                                               3
                            LANDMARK BANCSHARES, INC.
                        Consolidated Statements of Income
                                    Continued

                                                               Three Months Ended December 31
                                                                  2000                1999
                                                               (unaudited)         (unaudited)
                                                            --------------     ---------------
Basic earnings per share
Earnings before cumulative effect of change in
   accounting for financial instruments                             $0.64               $0.55
Cumulative effect of change in accounting for
   financial instruments                                           ($0.20)              $0.00
                                                            --------------     ---------------
              Net income                                            $0.44               $0.55
                                                            ==============     ===============

Diluted earnings per share
--------------------------
Earnings before cumulative effect of change in
   accounting for financial instruments                             $0.59               $0.50
Cumulative effect of change in accounting for
   financial instruments                                           ($0.18)              $0.00
                                                            --------------     ---------------
              Net income                                            $0.41               $0.50
                                                            ==============     ===============

Dividends per share                                                 $0.15               $0.15
-------------------

                            LANDMARK BANCSHARES, INC.
                 Consolidated Statements of Comprehensive Income


                                                                                 Three Months Ended
                                                                                     December 31
                                                                                 2000         1999
                                                                              (Unaudited)  (Unaudited)
                                                                               ---------    ---------
Net income                                                                     $ 465,920    $ 586,603
                                                                               ---------    ---------
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
          Cumulative effect of change in accounting for
            financial instruments                                               (719,863)
          Unrealized holding gains (losses) arising during the period            731,232     (144,262)
          Less: reclassification adjustment for gains included in net income     (14,647)      (6,355)
                                                                               ---------    ---------

Total other comprehensive income                                                  (3,278)    (150,617)
                                                                               ---------    ---------

Comprehensive income                                                           $ 462,642    $ 435,986
                                                                               =========    =========

                                                                               5
                            LANDMARK BANCSHARES, INC.
                      Consolidated Statements of Cash Flows

                                                                                Three Months Ended December 31
                                                                                      2000           1999
                                                                                  (unaudited)    (unaudited)
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $    465,920    $    586,603
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
          Cumulative effect of change in accounting of financial instruments          214,553               0
          Amortization of mortgage servicing rights                                  (135,600)       (307,571)
          Depreciation                                                                 54,945          58,604
          Realized gain on sale of available for sale of investments                  (23,249)        (10,591)
          Decrease (increase) in accrued interest receivable                           17,904        (100,950)
          Increase (decrease) in income taxes                                         283,896         346,009
          Increase (decrease) in accounts payable and accrued expenses                267,081        (824,711)
          Amortization of premiums and discounts on investments and loans, net         (7,069)        (14,195)
          Provision for losses on loans and investments                                45,000         135,000
          Net change in trading securities                                          9,642,188               0
          Other non-cash items, net                                                   192,901         320,229
          Sale of loans held-for-sale                                              16,148,425       2,237,215
          Gain on sale of loans                                                      (318,730)        (50,731)
          Origination of loans held-for-sale                                       (7,346,658)     (1,843,451)
          Purchase of loans held-for-sale                                                   0         (81,600)
                                                                                 ------------    ------------
Net cash provided by operating activities                                          19,501,507         449,860
                                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations and principal collections, net                               2,309,355       1,841,707
     Loans purchased for investment                                                   572,050      (7,805,475)
     Principal repayments on mortgage-backed securities                                     0       1,114,357
     Principal repayments on available-for-sale mortgage-backed securities            829,467               0
     Acquisition of investment securities available-for-sale                          (10,000)       (262,400)
     Proceeds from sale of investment securities available-for-sale                   201,503       2,878,221
     Net (increase) decrease in time deposits                                           5,431               0
     Proceeds from sale of foreclosed assets                                          181,989         111,877
     Acquisition of fixed assets                                                        1,536         (68,694)
                                                                                 ------------    ------------
Net cash provided (used) by investing activities                                    4,091,331      (2,190,407)
                                                                                 ------------    ------------

                            LANDMARK BANCSHARES, INC.
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                                     Three Months Ended December 31
                                                                                         2000             1999
                                                                                      (unaudited)      (unaudited)
                                                                                     --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                             $  (9,869,713)   $  (2,142,692)
     Net increase (decrease) in escrow accounts                                         (1,446,733)      (1,405,358)
     Proceeds from FHLB advances and other borrowings                                  122,000,000       17,500,000
     Repayment of FHLB advances and other borrowings                                  (133,000,000)     (12,000,000)
     Purchase of treasury stock                                                           (270,654)         (66,235)
     Dividends paid                                                                       (159,072)        (161,397)
                                                                                     -------------    -------------

Net cash provided (used) by financing activities                                       (22,746,172)       1,724,318
                                                                                     -------------    -------------

Net increase (decrease) in cash and cash equivalents                                       846,666          (16,229)

Cash and cash equivalents at beginning of period                                         5,089,971        5,975,730
                                                                                     -------------    -------------
Cash and cash equivalents at end of period                                           $   5,936,637    $   5,959,501
                                                                                     =============    =============


SUPPLEMENTAL DISCLOSURES
     Cash paid during the year for:
         Interest on deposits, advances, and other borrowings                        $   3,028,109    $   2,907,414

         Income taxes                                                                      181,999                0

     Transfers from loans to real estate acquired through foreclosure                      325,028           70,187

     Cumulative effect of change in accounting for financial investments:
         Transfer of held-to-maturity securities to trading investments                  9,642,188                0
         Transfer of held-to-maturity securities to available-for-sale investments      27,657,273                0


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

The results of operation for the three months ended December 31, 2000 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2001.

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

3.       INVESTMENTS AND MORTGAGE - BACKED SECURITIES

A summary of the Bank's carrying values of investments and mortgage - backed securities as of December 31, 2000 and September 30, 2000, is as follows:

                                                      December 31, 2000       September 30, 2000
                                                      -------------------     -------------------
Investment Securities
Held to maturity:
           Government Agency Securities                   $            0         $    27,481,885
     Municipal Obligations                                             0               1,185,000
                                                      -------------------     -------------------
                                                          $            0         $    28,666,885
                                                      ===================     ===================
Available for sale:
     Common Stock                                         $    3,902,370         $     3,643,607
     Stock in Federal Home Loan Bank                           3,800,000               3,800,000
     Government Agency Securities                             19,121,615                       0
     Municipal Obligations                                     1,101,519                       0
     Other                                                       153,000               2,144,000
                                                      -------------------     -------------------
                                                          $   28,078,504         $     9,587,607
                                                      ===================     ===================
Mortgage - Backed Securities
Held to Maturity:
     FNMA - Arms                                          $            0         $     4,985,758
     FHLMC - Arms                                                      0               1,461,099
     FHLMC - Fixed Rate                                                0                  49,505
     CMO Government Agency                                             0               2,363,257
     CMO Private Issue                                                 0                 903,288
     FNMA - Fixed Rate                                                 0                 305,495
     GNMA - Fixed Rate                                                 0                  43,616
                                                      -------------------     -------------------
                                                          $            0         $    10,112,018
                                                      ===================     ===================

                                                      December 31, 2000       September 30, 2000
                                                      -------------------     -------------------
 Available for sale:
     FNMA - Arms                                          $    4,520,952             $         0
     FHLMC - Arms                                              1,428,691                       0
     FHLMC - Fixed Rate                                           44,630                       0
     CMO Government Agency                                     2,161,576                       0
     CMO Private Issue                                           794,084                       0
     FNMA - Fixed Rate                                           295,864                       0
     GNMA - Fixed Rate                                            33,393                       0
                                                      -------------------     -------------------
                                                          $    9,279,190             $         0
                                                      ===================     ===================

4.       LOAN RECEIVABLE, NET
A summary of the Bank's loans receivable at December 31, 2000 and September 30, 2000, is as follows:

                                                                December 31, 2000        September 30, 2000
                                                                -----------------        ------------------
Real Estate loans
          Residential                                             $ 143,133,318             $ 147,514,858
          Construction                                                1,200,615                   857,486
          Commercial                                                 10,200,500                 9,331,198
          Second mortgage                                            10,211,520                10,403,434
Commercial business                                                   7,708,077                 7,033,573
Consumer                                                              8,549,724                 9,050,233
                                                                  -------------             -------------
          Gross loans                                               181,003,754               184,190,782
          Less:  Net deferred loan fees, premiums and discounts         (76,330)                 (154,428)
          Allowance for Loan Losses                                  (1,378,720)               (1,376,707)
                                                                  -------------             -------------
          Total loans, net                                        $ 179,548,704             $ 182,659,647
                                                                  =============             =============

A summary of the Bank's allowance for loan losses for the three months ended December 31, 2000 and 1999, is as follows:

                                                                  Three Months Ended
                                                                      December 31
                                                            2000                    1999
                                                     -------------------      ------------------
          Balance Beginning                              $    1,376,707          $    1,317,676
          Provisions Charged to Operations                       45,000                 135,000
          Loans Charged Off Net of Recoveries                   (42,987)                (52,572)
                                                     -------------------      ------------------
          Balance Ending                                 $    1,378,720          $    1,400,104
                                                     ===================      ==================


5.       REAL ESTATE OWNED OR IN JUDGMENT
Real Estate owned or in judgment and other repossessed property:

                                                      December 31, 2000       September 30, 2000
                                                     -------------------      ------------------
          Real Estate Acquired by Foreclosure             $           0           $     130,000
          Real Estate Loans in Judgement and
            Subject to Redemption                               333,742                  40,724
          Other Repossessed Assets                               21,458                       0
                                                     -------------------      ------------------
                                                          $     355,200           $     170,724
                                                     ===================      ==================

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

On December 31, 2000, the Bank had outstanding commitments to fund real estate loans of $1,625,466.00. Of the commitments outstanding, $887,173.00 are for fixed rate loans at rates of 7.50% to 9.00%. Commitments for adjustable rate loans amount to $738,293.00 with initial rates of 7.375% to 9.00%. Outstanding loan commitments to sell as of December 31, 2000 were $221,983.00. In addition the Bank had outstanding commercial loan commitments of $329,744.00 with initial rates of 9.00% to 10.50%, at December 31, 2000.

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

Earnings per share for the three months ended December 31, 2000 and 1999, were determined as follows:

              STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                            Basic Earnings Per Share
                                                               Three months ended
                                                                   December 31
                                                               2000         1999
                                                           -----------    -----------
Weighted average common shares outstanding,
          net of treasury shares                           $ 1,102,583    $ 1,129,522
Average unallocated ESOP shares                                (41,859)       (55,547)
                                                           -----------    -----------
Weighted Average Shares for Basic EPS                      $ 1,060,724    $ 1,073,975
                                                           ===========    ===========

Net Income before cumulative effect
          of accounting change                             $   680,473    $   586,603
                                                           -----------    -----------
Net Income                                                 $   465,920    $   586,603
                                                           ===========    ===========

Earnings per share amount before cumulative effect of
          change in accounting for financial instruments   $      0.64    $      0.55

Earnings Per Share                                         $      0.44    $      0.55
                                                           ===========    ===========

                                                            Basic Earnings Per Share
                                                               Three months ended
                                                                  December 31
                                                               2000         1999
                                                           -----------    -----------
Weighted average shares for Basic EPS                      $ 1,060,724    $ 1,073,975
Dilutive stock options                                          84,655         93,148
                                                           -----------    -----------
Weighted Average Shares for Diluted EPS                    $ 1,145,379      1,167,123
                                                           ===========      =========

Net Income before cumulative effect
          of accounting change                             $   680,473    $   586,603
                                                           -----------    -----------
Net Income                                                 $   465,920    $   586,603
                                                           ===========    ===========

Earnings per share amount before cumulative effect of
          change in accounting for financial instruments   $      0.59    $      0.50

Earnings Per Share                                         $      0.41    $      0.50
                                                           ===========    ===========

8.       DIVIDENDS

At the Company's October 2000 board meeting, the Directors of the Company declared a $0.15 per share dividend. The dividend was paid November 15, 2000 to all stockholders of record as of November 1, 2000.

9.       CHANGE IN ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITY

In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Management of the Company adopted the provisions of this statement beginning October 1, 2000.

As permitted by SFAS No. 133, on October 1, 2000, the Company transferred all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:

                                                           Securities Transferred
                                   -------------------------------------------------------------------------
                                                         Available
                                       Trading           For Sale            Total               Total
Security                            (at fair value)    (at fair value)   (at fair value)    (at book value)
--------                           ----------------   ----------------   ---------------    ----------------
Investment securities                  $ 9,642,188       $ 17,621,420      $ 27,263,608        $ 28,666,885
Mortgage-backed-securities                                 10,035,853        10,035,853          10,112,018
                                   ----------------   ----------------   ---------------    ----------------
 Total                                 $ 9,642,188       $ 27,657,273      $ 37,299,461        $ 38,778,903
                                   ================   ================   ===============    ================


As of October 1, 2000, the effect of the transfer of these securities was reported as a cumulative adjustment from a change in accounting principle, net of tax benefits, impacting earnings and other comprehensive income as follows:

                                                   Adjustment to
                               Adjustment              Other
                                   to              Comprehensive             Total
                                Earnings               Income             Adjustments
                               ---------------    -----------------    ------------------
Investment securities            $  (339,697)        $ (1,063,580)         $ (1,403,277)

Mortgage-backed securities                                (76,165)              (76,165)
                               ---------------    -----------------    ------------------
  Pre-tax loss                      (339,697)          (1,139,745)           (1,479,442)
Income tax benefit                   125,144              419,882               545,026
                               ---------------    -----------------    ------------------
  Net loss                       $  (214,553)         $  (719,863)          $  (934,416)
                               ===============    =================    ==================

The impact to earnings resulted in a loss of $214,553 that was recorded against current operations as of October 1, 2000, as a cumulative adjustment from a change in accounting principle, net of tax benefits. Future changes in fair value for any remaining securities in the trading portfolio will be reflected through current operation. Changes in fair value for any securities in the available-for-sale portfolio will be adjusted through other comprehensive income.

                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Landmark Bancshares, Inc. (the "Registrant" or the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including the reports on Form 10-K, and 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; changes in consumer spending and savings habits; and the success of the Company at managing these risks.

The Company cautions that this list of important factors is not exclusive. The company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

This commentary is based on the assumption the reader of the form 10-Q has read, or has access to Managements' Discussion and Analysis, MD&A, for the preceding fiscal year-end September 30, 2000 filed in form 10-K.


General:

Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended December 31, 2000. The Bank is engaged in the business of accepting deposit accounts from the general public. These funds are used to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas, and the purchase of mortgage-backed and investment securities. In addition, the Bank offers and purchases loans through correspondent lending relationships. The Bank also has a Loan Origination Office located in Overland Park, Kansas. To a lesser extent, the Bank will purchase adjustable rate mortgage loans to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans, savings deposit loans, and small business loans.

Changes in financial condition between December 31, 2000 and September 30, 2000:

On October 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards 133 (SFAS 133). As permitted by SFAS 133, the Company transferred all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:

                                                           Securities Transferred
                                   -------------------------------------------------------------------------
                                                         Available
                                       Trading           For Sale            Total               Total
Security                           (at fair value)    (at fair value)    (at fair value)     (at book value)
--------                           ----------------   ----------------   ---------------    ----------------
Investment securities                  $ 9,642,188       $ 17,621,420      $ 27,263,608        $ 28,666,885

Mortgage-backed-securities                                 10,035,853        10,035,853          10,112,018
                                   ----------------   ----------------   ---------------    ----------------
 Total                                 $ 9,642,188       $ 27,657,273      $ 37,299,461        $ 38,778,903
                                   ================   ================   ===============    ================

As of October 1, 2000, the effect of the transfer of these securities was reported as a cumulative adjustment from a change in accounting principle, net of tax benefits, impacting earnings and other comprehensive income as follows:

                                                    Adjustment to
                                Adjustment              Other
                                    to              Comprehensive             Total
                                 Earnings               Income             Adjustments
                                ---------------    -----------------    ------------------
Investment securities             $  (339,697)        $ (1,063,580)         $ (1,403,277)

Mortgage-backed securities                                 (76,165)              (76,165)
                                ---------------    -----------------    ------------------
  Pre-tax loss                       (339,697)          (1,139,745)           (1,479,442)
Income tax benefit                    125,144              419,882               545,026
                                ---------------    -----------------    ------------------
  Net loss                        $  (214,553)         $  (719,863)          $  (934,416)
                                ===============    =================    ==================

The impact to earnings resulted in a loss of $214,553 that was recorded against current operations as of October 1, 2000, as a cumulative adjustment from a change in accounting principle, net of tax benefits.

All securities, $9,642,188, transferred to the trading portfolio were sold between October 1 and December 31, 2000. The pretax profit was $43,618. The proceeds were used to repay borrowings from Federal Home Loan Bank and fund current operations.

During the quarter ended December 31, 2000 the Company sold approximately $16,148,425 of longer term fixed rate loans at a pretax profit of $318,730. The proceeds were used to repay borrowings from Federal Home Loan Bank and fund current operations.

The sales of the investments and fixed rate loans noted above, were elements of the Company's Interest Rate Risk Reduction Plan. The Interest Rate Risk Reduction Plan is designed to lessen the affects of changing interest rates on the Company's assets and liabilities.

Total assets decreased $22 million, or approximately 9% between September 30, 2000 and December 31, 2001. Components of this change are:

                                               (In Millions)
                               December 31     September 30      Change
                               ------------    ------------    -----------
Investment securities
    Held-to-maturity           $         0     $         29    $     (29)
    Available-for-sale                  28               10           18
                               ------------    -------------   -----------
                                        28               39          (11)
                               ------------    -------------   -----------
Mortgaged-backed securities
    Held-to-maturity                     0               10          (10)
    Available-for-sale                   9                0            9
                               ------------    -------------   -----------
                                         9               10           (1)
                               ------------    -------------   -----------

Loans receivable, net                  179              182           (3)
Loans held-for-sale                      0                9           (9)
                               ------------    -------------   -----------
                                       179              191          (12)
                               ------------    -------------   -----------

Total cash and due from banks            6                5            1
                               ------------    -------------   -----------
Other                                    0                0            1
                               ------------    -------------   -----------
                                                               $      22
                                                               ===========

The decrease in investment securities as previously discussed, results primarily from the sales of assets in the trading portfolio.

The decrease in mortgaged-backed securities of $1 million is reflective of principal payments received in the normal course of business.

The decrease in loans of $12 million, as previously discussed, is the net of sales of approximately $16 million of loans offset by approximately $4 million in loans originated, net of repayments, during the quarter ended December 31, 2000.

Liabilities decreased from September 30, 2000 to December 31, 2000 by $22 million. Components of this change are:

                                                     (In Millions)
                                     December 31     September 30      Change
                                    -------------    -------------   -----------
Deposits                               $     155        $     165     $     (10)
 Advances - FHLB                              46               57           (11)
 Advances from borrowers
      For taxes and insurance                  1                2            (1)
                                                                     -----------
                    Decrease                                          $     (22)
                                                                     ===========


Deposits decreased primarily due to maturing deposits being withdrawn by public entities.

Advances from FHLB (Federal Home Loan Bank) decreased from September 30, 2000 to December 31, 2000, as previously discussed, from repayments funded by sales of investment securities and loans.

Advances from borrowers for taxes and insurance (escrow) from September 30, 2000 to December 31, 2000, decreased primarily due to payments to taxing authorities.

Results of operations: comparison between the three months ended December 31, 2000 and 1999:

Total interest income increased $5,000 or 0.12%. Interest on loans increased $184,000 primarily due to higher loan balances prior to the above noted sales of loans. Interest and dividends on investment securities decreased $142,000 due to the sales of investment securities previously discussed. Interest on mortgage-backed securities decreased $37,000 due to a decrease in the amount of these securities held by the Company.

Total interest expense increased $288,033, or 11%. Interest expense on deposits increased $319,000, or 18%. The increase is due primarily to higher interest rates paid to depositors. The higher interest rates paid were required to attract and retain deposits in the local market. Although interest rates have decreased in the last quarter of calendar 2000, the affect of the decrease is not available to reduce expense until maturing deposits are reinvested with the Bank at current lower interest rates. Interest expense on borrowed funds decreased $30,000 due to repayment of principal on loans to Federal Home Loan Bank previously discussed and declining interest rates on short-term borrowings from Federal Home Loan Bank.

Provision for loan losses has decreased $90,000 for the current quarter. At September 30, 2000 management conducted a complete review of its reserves for losses and concluded reserves were adequate in relation to loan balances. Management believes current additions to the reserves of $45,000 for the quarter is adequate. Management continues to closely monitor the loan portfolios for potential write-downs.

Net interest income after provision for losses for the current quarter decreased $193,000, or 11%. Components of the decrease for the three months ended December 31, are:

                                              (In Thousands)
                                    2000            1999         Change
                                 -------         -------        -------
Interest income                  $ 4,485         $ 4,479        $     5
 Interest expense                  2,878           2,590           (288)
 Provision for losses on loans        45             135             90
                                                                -------
                    Decrease                                    $  (193)
                                                                =======


Non-interest income increased $317,000 for the current quarter, or 140%. The increase is due primarily to the gain on sales of investment securities and loans. Components of the decrease for the three months ended December 31, are:

                                              (In Thousands)
                                   2000            1999        Change
                                   ----            ----        ------
Net gain on sales of investments   $  67          $  11         $  56
Net gain on sales of loans           319             51           268
Other                                                              (7)
                                                                -----
                    Increase                                    $ 317
                                                                =====

The increase in gains on sales of investments and loans was previously discussed as part of the Interest Rate Risk Reduction Plan.

Net income for the current quarter decreased $121,000, or 20%. Components of the decrease for the three months ended December 31, are:

                                              (In Thousands)
                                    2000            1999          Change
                                 -------         -------         -------
Net interest income              $ 1,562         $ 1,754         $  (192)
Non-interest income                  544             227             317
Non-interest expense               1,015           1,025              10

Income taxes                         410             369             (41)
Cumulative effect of change in
  accounting for financial
  instruments, net of income
  tax benefit of $125,144           (215)                           (215)
                                 -------         -------         -------
                                 $   466         $   587         $  (121)
                                 =======         =======         =======


Liquidity and Capital Resources:

The Bank is required to maintain minimum levels of liquid assets, as defined in regulations of the Office of Thrift Supervision ("OTS"). This requirement, may vary from time to time depending upon economic conditions and deposit flows, is currently based upon a percentage of deposits and short-term borrowing. The required minimum ratio is currently 4 percent. The Bank's regulatory liquidity ratio for the quarter ended December 31, 2000 averaged 6.19%. The Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

In addition to funds provided from operations, the Bank's primary sources of funds are: savings deposits, principal repayments on loans and mortgage-backed securities, and matured or called investment securities. In addition, the Bank may borrow funds from the Federal Home Loan Bank of Topeka.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of core and tangible capital (as defined in regulations) to assets (as defined) and core and total capital to risk weight assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts (in thousands) and ratios as of December 31, 2000 are presented in the following table:

                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                 For Capital           Prompt Corrective
                                              Actual          Adequacy Purposes:       Action Provisions:
                                        Amount     Ratio      Amount       Ratio       Amount        Ratio
                                       -------     -----     -------       ------     -------        ------
As of December 31, 2000:
Total (Risk-Based) Capital
    (to Risk Weighted Assets)          $21,443     18.1%     $ 9,460         8.0%     $11,825         10.0%
Core (Tier 1) Capital
    (to Risk Weighted Assets)          $20,065     17.0%         n/a          n/a     $ 7,095          6.0%
Core (Tier 1) Capital - leverage
    (to Assets)                        $20,065      8.9%     $ 9,031         4.0%     $11,289          5.0%


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

The following tables present the Bank's NPV as well as other data as of December 31, 2000 as calculated by the OTS, based on information provided to the OTS by the Bank.

Change in Interest
Rates in Basis
Points (Rate Shock)                    Net Portfolio Value     NPV as % of Present Value of Assets
                          $ Amount     $ Change   % Change         PV Ratio           Change
--------------------------------------------------------------------------------------------------

(Dollars in Thousands)
      +300 bp               10,525      (13,168)     (56%)            4.92%          (541 bp)
      +200 bp (1)           15,240       (8,453)     (36%)            6.95%          (338 bp)
      +100 bp               19,631       (4,062)     (17%)            8.74%          (159 bp)
         0 bp               23,693                                   10.33%
      -100 bp               35,681       11,988        8%            11.05%            72 bp
      -200 bp               26,975        3,282       14%            11.50%           117 bp
      -300 bp               28,699        5,006       21%            12.10%           177 bp

(1)  Denotes rate shock used to compute interest rate risk capital component.


                                                                   December 31, 2000
                                                                   -----------------
Risk Measures (200 Basis Point Rate Shock):
         Pre-Shock NPV Ratio: NPV as % of Present Value of Assets      10.33%
         Exposure Measure: Post-Shock NPV Ratio                         6.95%
         Sensitivity Measure: Decline in NPV Ratio                      3.38%

Utilizing the data above, the Bank, at September 30, 2000, would have been considered by the OTS to have been subject to "above normal" interest rate risk. Accordingly, a deduction from risk-based capital would have been required. However, even with this deduction, the capital of the Bank would continue to exceed all regulatory requirements.

Set forth below is a breakout, by basis points of the Bank's NPV as of December 31, 2000 by assets, liabilities, and off balance sheet items.

                                                                 No
    Net Portfolio Value      -300 bp    -200 bp    -100 bp     Change    +100 bp     +200 bp    +300 bp
    ----------------------------------------------------------------------------------------------------
    Assets                  $237,138   $234,509   $232,325   $229,457   $224,542    $219,324   $213,793
    -Liabilities             208,556    207,615    206,694    205,785    204,891     204,014    203,144
    +Off Balance Sheet           117         81         50         21        (20)        (70)      (124)
                          ------------------------------------------------------------------------------
    Net Portfolio Value      $28,699    $26,975    $25,681    $23,693    $19,631     $15,240    $10,525
                          ==============================================================================

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

                  An annual meeting was held on January 17, 2001 to ratify the election of Larry Schugart and Jim Lewis to serve as Director for three years. In addition the stockholders did ratify Regier Carr & Monroe, L.L.P., as independent auditors of
                  Landmark Bancshares, Inc., for the fiscal year ending September 30, 2001.

                  Votes were as follows:                    Number    Percentage

                  Larry Schugart             For            967,282      99.94%
                                             Withheld           604        .06%

                  Jim Lewis                  For            967,079      99.92%
                                             Withheld           807        .08%

                  Regier Carr & Monroe       For            966,879      99.90%
                                             Against            304        .03%
                                             Abstain            703        .07%

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




Date     February 12, 2001      LANDMARK BANCSHARES, INC.
     -------------------------


                                By  /S/  Larry Schugart
                                       -----------------------------------------
                                         LARRY SCHUGART
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)




                                By  /S/  Stephen H. Sundberg
                                       -----------------------------------------
                                         STEPHEN H. SUNDBERG
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Representative)