Form 10-Q
period 2001-03-31
LANDMARK BANCSHARES INC
filed 2001-05-15
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

                                 (620) 227-8111
              (Registrant's telephone number, including area code)

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

                                Yes  [X]  No  [  ]

The number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 2001:

         $.10 par value common stock                 1,092,438 shares
                  (Class)                              (Outstanding)

                            LANDMARK BANCSHARES, INC.


                                      INDEX

                                                                                                                        Page
                                                                                                                        Number

        PART I.                 FINANCIAL INFORMATION

                    Item 1.     Financial Statements

                                Statements of Financial Condition as of
                                March 31, 2001 (unaudited) and September 30, 2000                                           1

                                Statements of Income for the Three and Six Months Ended
                                March 31, 2001 and 2000 (unaudited)                                                         2

                                Statements of Comprehensive Income for the Three and
                                And Six Months Ended March 31, 2001 and 2000 (unaudited)                                    4

                                Statements of Cash Flows for the Six Months Ended
                                March 31, 2001 and 2000 (unaudited)                                                        5 - 6

                                Notes to Financial Statements                                                              7 - 11

                    Item 2.     Management's Discussion and Analysis of
                                Financial Condition and Results of Operations                                             12 - 18

                    Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                19 - 21


        PART II     OTHER INFORMATION

                    Item 1.     Legal Proceedings                                                                           22

                    Item 2.     Changes in Securities and Use of Proceeds                                                   22

                    Item 3.     Default Upon Senior Securities                                                              22

                    Item 4.     Submission of Matter to a Vote of Security Holders                                          22

                    Item 5.     Other Information                                                                           22

                    Item 6.     Exhibits and Report on Form 8-K                                                             22


        SIGNATURES                                                                                                          23


                            LANDMARK BANCSHARES, INC.
                 Consolidated Statements of Financial Condition

                                                                                         March 31, 2001       September 30, 2000
                                                                                         (Unaudited)
                                                                                     --------------------     --------------------
ASSETS Cash and due from banks:
Non-interest bearing                                                                       $   1,290,153            $   1,335,431
Interest bearing                                                                               5,569,777                3,754,540
                                                                                     --------------------     --------------------
Total cash and due from banks                                                                  6,859,930                5,089,971
Time deposits in other financial institutions                                                    259,342                  281,771
Investment securities held-to-maturity                                                                 0               28,666,885
Investment securities available-for-sale                                                      27,474,107                9,587,607
Mortgage-backed securities held-to-maturity                                                            0               10,112,018
Mortgage-backed securities available-for-sale                                                 24,068,306                        0
Loans receivable, net                                                                        157,930,559              182,659,647
Loans held-for-sale                                                                            1,526,908                8,854,493
Accrued income receivable                                                                      1,338,682                1,641,904
Foreclosed assets, net                                                                           383,473                  170,724
Office properties and equipment, net                                                           1,528,876                1,635,170
Prepaid expenses and other assets                                                              1,845,300                1,666,882
Income taxes receivable, current                                                                       0                   99,217
Deferred income taxes                                                                                  0                  209,686
                                                                                     --------------------     --------------------
TOTAL ASSETS                                                                              $  223,215,483           $  250,675,975
                                                                                     ====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                                     151,822,692              165,325,440
Advances and other borrowings from
  Federal Home Loan Bank                                                                      42,000,000               57,000,000
Advances from borrowers for taxes and insurance                                                1,316,824                2,337,045
Accrued expenses and other liabilities                                                         3,068,503                2,351,486
Income taxes:
    Current                                                                                       23,542                        0
    Deferred                                                                                     241,980                        0
                                                                                     --------------------     --------------------
TOTAL LIABILITIES                                                                         $  198,473,541           $  227,013,971
                                                                                     --------------------     --------------------

Stockholders' Equity:
Preferred Stock, no par value;  5,000,000 shares
  authorized;  none issued
Common Stock, $0.10 par value; 10,000,000 shares
  authorized; 2,281,312 shares issued                                                            228,131                  228,131
Additional paid-in capital                                                                    22,388,208               22,475,208
Retained income, substantially restricted                                                     24,724,757               24,022,616
Accumulated other comprehensive income (loss)                                                    624,857                 (110,594)
Unamortized stock acquired by Employee Stock
  Ownership Plan                                                                                (418,963)                (418,963)
Treasury Stock, at cost, 1,188,874 shares at March 31, 2001
  and 1,173,938 shares at September 30, 2000                                                 (22,805,048)             (22,534,394)
                                                                                     --------------------     --------------------
Total Stockholders' Equity                                                                 $  24,741,942            $  23,662,004
                                                                                     --------------------     --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $  223,215,483           $  250,675,975
                                                                                     ====================     ====================

                            LANDMARK BANCSHARES, INC.
                        Consolidated Statements of Income

                                                                    Three Months Ended March 31        Six Months Ended March 31
                                                                       2001             2000             2001             2000
                                                                            (unaudited)                       (unaudited)
                                                                   ------------------------------    ------------------------------
INTEREST INCOME
Interest on loans                                                   $ 3,636,346      $ 3,611,972      $ 7,385,425      $ 7,176,709
Interest and dividends on investment securities                         468,278          650,927        1,037,944        1,362,253
Interest on mortgage-backed securities                                  163,922          194,282          329,812          397,442
                                                                   -------------    -------------    -------------    -------------
Total interest income                                                 4,268,546        4,457,181        8,753,181        8,936,404
                                                                   -------------    -------------    -------------    -------------

INTEREST EXPENSE
Deposits                                                              2,001,198        1,854,420        4,117,459        3,651,861
Borrowed funds                                                          641,909          868,298        1,403,754        1,660,929
                                                                   -------------    -------------    -------------    -------------
Total interest expense                                                2,643,107        2,722,718        5,521,213        5,312,790
                                                                   -------------    -------------    -------------    -------------

Net interest income                                                   1,625,439        1,734,463        3,231,968        3,623,614

PROVISION FOR LOSSES ON LOANS                                            45,000           95,000           90,000          230,000

                                                                   -------------    -------------    -------------    -------------
Net interest income after provision for losses                        1,580,439        1,639,463        3,141,968        3,393,614
                                                                   -------------    -------------    -------------    -------------

NON-INTEREST INCOME
Service charges and late fees                                           112,930          111,745          232,879          218,290
Net gain on sale of trading investments                                       0                0           43,618                0
Net gain on sale of available-for-sale investments                      147,163           32,695          170,412           43,286
Net gain on sale of loans                                                60,041           41,481          378,770           92,213
Service fees on loans sold                                                4,243           20,316           15,812           41,048
Other income                                                             24,834           17,693           51,452           55,968
                                                                   -------------    -------------    -------------    -------------
                                                                        349,211          223,930          892,943          450,805
                                                                   -------------    -------------    -------------    -------------
NON-INTEREST EXPENSE
Compensation and related expenses                                       637,699          531,840        1,264,946        1,139,880
Occupancy expense                                                        62,765           61,352          132,686          124,799
Advertising                                                              18,106           34,851           38,941           54,534
Federal insurance premium                                                27,222           33,261           49,296           70,980
Loss (gain) from real estate operations                                   2,675            (414)            7,916            5,514
Data processing                                                          44,096           62,713           76,103          100,258
Other expense                                                           261,813          278,393          499,132          531,153
                                                                   -------------    -------------    -------------    -------------
                                                                      1,054,376        1,001,996        2,069,020        2,027,118
                                                                   -------------    -------------    -------------    -------------
Income before income taxes and cumulative
effect on prior years of accounting change                              875,274          861,397        1,965,891        1,817,301

INCOME TAXES EXPENSES                                                   322,400          357,000          732,544          726,300
                                                                   -------------    -------------    -------------    -------------
Net income before cumulative effect
on prior years of accounting change                                     552,874          504,397        1,233,347        1,091,001

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
FOR DERIVATIVE FINANCIAL INSTRUMENTS,
NET OF INCOME TAX BENEFIT OF $125,144                                         0                0        (214,553)                0
                                                                   -------------    -------------    -------------    -------------

Net income                                                           $  552,874       $  504,397      $ 1,018,794      $ 1,091,001
                                                                   =============    =============    =============    =============

                            LANDMARK BANCSHARES, INC.
                        Consolidated Statements of Income
                                    Continued

                                                                  Three Months Ended March 31      Six Months Ended March 31
                                                                    2001             2000            2001             2000
                                                                         (unaudited)                      (unaudited)
                                                                ------------------------------    -----------------------------
Basic earnings per share
------------------------
Earnings before cumulative effect of change in
  accounting for derivative financial instruments                       $0.52           $0.47           $1.16            $1.01
Cumulative effect of change in accounting for
  derivative financial instruments                                      $0.00           $0.00          ($0.20)           $0.00
                                                                --------------   -------------    ------------    -------------
              Net income                                                $0.52           $0.47           $0.96            $1.01
                                                                ==============   =============    ============    =============

Diluted earnings per share
--------------------------
Earnings before cumulative effect of change in
  accounting for derivative financial instruments                       $0.49           $0.43           $1.08            $0.94
Cumulative effect of change in accounting for
  derivative financial instruments                                      $0.00           $0.00          ($0.18)           $0.00
                                                                --------------   -------------    ------------    -------------
              Net income                                                $0.49           $0.43           $0.90            $0.94
                                                                ==============   =============    ============    =============

Dividends per share                                                     $0.15           $0.15           $0.30            $0.30
-------------------

                                       3

                            LANDMARK BANCSHARES, INC.
                 Consolidated Statements of Comprehensive Income

                                                                       Three Months Ended                   Six Months Ended
                                                                            March 31                            March 31
                                                                    2001               2000              2001             2000
                                                                 (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)
                                                                --------------     --------------    --------------   --------------
Net income                                                         $  552,874         $  504,397       $ 1,018,794      $ 1,091,001
                                                                --------------     --------------    --------------   --------------

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
          Cumulative effect of change in accounting for
            financial instruments                                           0                  0          (719,863)               0
          Unrealized holding gains (losses) arising during the
            period                                                    831,442           (178,744)        1,562,673         (323,006)
          Less: reclassification adjustment for gains included
            in net income                                             (92,713)           (19,617)         (107,360)         (25,972)
                                                                --------------     --------------    --------------   --------------

Total other comprehensive income                                      738,729          (198,361)           735,450        (348,978)
                                                                --------------     --------------    --------------   --------------

Comprehensive income                                              $ 1,291,603         $  306,036       $ 1,754,244       $  742,023
                                                                ==============     ==============    ==============   ==============

                            LANDMARK BANCSHARES, INC.
                      Consolidated Statements of Cash Flows

                                                                                  Six Months Ended  March 31
                                                                                     2001             2000
                                                                                  (unaudited)      (unaudited)
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $  1,018,794    $  1,091,001
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
          Cumulative effect of change in accounting for financial instruments         214,553               0
          Amortization of mortgage servicing rights                                  (241,367)              0
          Depreciation                                                                109,509         116,559
          Realized gain on sale of investment securities available-for-sale          (170,412)        (43,286)
          Decrease (increase) in accrued interest receivable                          293,408         (87,297)
          Increase (decrease) in income taxes                                         306,380          35,280
          Increase (decrease) in accounts payable and accrued expenses                726,830        (845,372)
          Amortization of premiums and discounts on investments and loans, net        (14,141)        (11,614)
          Provision for losses on loans and investments                                90,000         230,000
          Net change in trading securities                                          9,642,188               0
          Other non-cash items, net                                                   138,025        (259,355)
          Sale of loans held-for-sale                                              19,198,821       4,720,329
          Gain on sale of loans held-for-sale                                        (378,770)        (92,213)
          Origination of loans held-for-sale                                      (11,479,355)     (3,674,878)
          Purchase of loans held-for-sale                                             (23,000)       (557,900)
                                                                                 ------------    ------------

Net cash provided by operating activities                                        $ 19,431,463    $    621,254
                                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations and principal collections, net                            $  4,708,903    $  2,915,038
     Loans purchased for investment                                                 1,632,950      (9,846,025)
     Principal repayments on mortgage-backed securities                                     0       1,849,115
     Principal repayments on available-for-sale mortgage-backed securities          1,451,517               0
     Acquisition of investment securities available-for-sale                       (1,260,000)       (300,000)
     Proceeds from sale of investment securities available-for-sale                 5,621,456       3,046,914
     Proceeds from maturities or calls of investment
       securities held to maturity                                                          0         200,000
     Net (increase) decrease in time deposits                                          29,079               0
     Proceeds from sale of foreclosed assets                                          272,102         228,245
     Acquisition of fixed assets                                                       (3,214)        (71,730)
                                                                                 ------------    ------------
Net cash provided (used) by investing activities                                 $ 12,452,793    $ (1,978,443)
                                                                                 ------------    ------------

                            LANDMARK BANCSHARES, INC.
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                                    Six Months  Ended   March 31
                                                                                       2001               2000
                                                                                   (unaudited)        (unaudited)
                                                                                  ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                            $ (13,502,748)   $    (457,549)
     Net increase (decrease) in escrow accounts                                        (1,024,242)        (769,361)
     Proceeds from FHLB advances and other borrowings                                 196,000,000       36,000,000
     Repayment of FHLB advances and other borrowings                                 (211,000,000)     (33,500,000)
     Purchase of treasury stock                                                          (270,654)         312,378
     Dividends paid                                                                      (316,653)        (322,231)
                                                                                    -------------    -------------
Net cash provided (used) by financing activities                                      (30,114,297)       1,263,237
                                                                                    -------------    -------------
Net increase (decrease) in cash and cash equivalents                                    1,769,959          (93,952)

Cash and cash equivalents at beginning of period                                        5,089,971        5,975,730
                                                                                    -------------    -------------
Cash and cash equivalents at end of period                                          $   6,859,930    $   5,881,778
                                                                                    =============    =============

SUPPLEMENTAL DISCLOSURES
     Cash paid during the year for:
         Interest on deposits, advances, and other borrowings                       $   5,787,795    $   5,722,342
         Income taxes                                                                     704,240          489,590
     Transfers from loans to real estate acquired through foreclosure                     430,333          467,009
     Exchanged loans receivable for mortgage-backed securities                         17,945,036                0

     Cumulative effect of change in accounting for financial investments:
        Transfer of held-to-maturity securities to trading investments                  9,642,188                0
        Transfer of held-to-maturity securities to available-for-sale investments      27,657,273                0

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

The results of operation for the six months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2001.

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

3.       INVESTMENTS AND MORTGAGE - BACKED SECURITIES

A summary of the Bank's carrying values of investments and mortgage - backed securities as of March 31, 2001 and September 30, 2000, is as follows:

                                                     March 31, 2001           September 30,2000
                                                   --------------------      --------------------
Investment Securities:
     Held to maturity:
     Government Agency Securities                  $                 0        $       27,481,885
     Municipal Obligations                                           0                 1,185,000
     Other                                                           0                         0
                                                   --------------------      --------------------
                                                   $                 0        $       28,666,885
                                                   ====================      ====================
        Available for sale:
     Common Stock                                            4,921,358                 3,643,607
     Stock in Federal Home Loan Bank                         3,800,000                 3,800,000
     Government Agency Securities                           17,481,615                         0
     Municipal Obligations                                   1,115,134                         0
     Other                                                     156,000                 2,144,000
                                                   --------------------      --------------------
                                                   $        27,474,107       $         9,587,607
                                                   ====================      ====================
Mortgage - Backed Securities:
        Held to Maturity:
     FNMA - Arms                                                     0                 4,985,758
     FHLMC - Arms                                                    0                 1,461,099
     FHLMC - Fixed Rate                                              0                    49,505
     CMO Government Agency                                           0                 2,363,257
     CMO Private Issue                                               0                   903,288
     FNMA - Fixed Rate                                               0                   305,495
     GNMA - Fixed Rate                                               0                    43,616
                                                   --------------------      --------------------
                                                   $                 0       $        10,112,018
                                                   ====================      ====================

                                   March 31, 2001        September 30, 2000

        Available for sale:
     FNMA - Arms                        4,349,612                         0
     FHLMC - Arms                       1,385,928                         0
     FHLMC - Fixed Rate                15,339,825                         0
     CMO Government Agency              1,998,418                         0
     CMO Private Issue                    689,407                         0
     FNMA - Fixed Rate                    280,367                         0
     GNMA - Fixed Rate                     24,749                         0
                                  ----------------      --------------------
                                  $    24,068,306       $                 0
                                  ================      ====================

4.       LOAN RECEIVABLE, NET

A summary of the Bank's loans receivable at March 31, 2001 and September 30, 2000, is as follows:

                                                        March  31, 2001        September 30, 2000
                                                     -------------------      -------------------
Real Estate loans:
          Residential                                   $   121,619,893         $   147,514,858
          Construction                                        2,333,866                 857,486
          Commercial                                         10,327,344               9,331,198
          Second mortgage                                    10,339,942              10,403,434
Commercial business                                           6,831,259               7,033,573
Consumer                                                      7,931,470               9,050,233
                                                     ------------------       ----------------
          Gross loans                                       159,383,774             184,190,782
          Less:  Net deferred loan fees, premiums
            and discounts                                       (42,624)               (154,428)
          Allowance for Loan Losses                          (1,410,591)             (1,376,707)
                                                     ------------------       -----------------
          Total loans, net                              $   157,930,559         $   182,659,647
                                                     ==================       =================

A summary of the Bank's allowance for loan losses for the three and six months ended March 31, 2001 and 2000, is as follows:


                                                   Three Months Ended                     Six Months Ended
                                                        March 31                              March 31
                                                 2001              2000               2001               2000
                                            ----------------  ----------------   ----------------  -----------------
Balance Beginning                              $  1,378,720      $  1,400,104       $  1,376,707       $  1,317,676
Provisions Charged to Operations                     45,000            95,000             90,000            230,000
Loans Charged Off Net of Recoveries                 (13,129)          (70,899)           (56,116)          (123,471)
                                            ----------------  ----------------   ----------------  -----------------
Balance Ending                                 $  1,410,591      $  1,424,205       $  1,410,591       $  1,424,205
                                            ================  ================   ================  =================

5.       FORECLOSED ASSETS - NET

Real Estate owned or in judgment and other repossessed property:

                                                         March 31, 2001       September 30, 2000
                                                     -------------------      ------------------
          Real Estate Acquired by Foreclosure             $           0           $     130,000
          Real Estate Loans in Judgement and
            Subject to Redemption                               377,893                  40,724
          Other Repossessed Assets                                5,580                       0
                                                     -------------------      ------------------
          Total Foreclosed Assets - Net                   $     383,473           $     170,724
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

On March 31, 2001, the Bank had outstanding commitments to fund real estate loans of $1,845,106. Of the commitments outstanding, $1,648,731 were for fixed rate loans at rates of 6.850% to 9.500%. Commitments for adjustable rate loans amounted to $196,375 with initial rates of 6.875% to 7.125%. Outstanding loan commitments to sell as of March 31, 2001 were $1,721,566. The Bank had outstanding commercial loan commitments of $2,430,000 with initial rates of 8.000% to 9.000%, at March 31, 2001.

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

Earnings per share for the six months ended March 31, 2001 and 2000, were determined as follows:

              STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                           Basic          Earnings        Per           Share
                                                            Three months ended              Six months ended
                                                                 March 31                       March 31
                                                            2001           2000           2001           2000
                                                        -----------    -----------    -----------    -----------
Weighted average common shares outstanding
  net of treasury shares                                  1,092,438      1,131,302      1,097,511      1,130,412
Average unallocated ESOP shares                             (38,436)       (52,124)       (40,148)       (53,836)
                                                        -----------    -----------    -----------    -----------
Weighted Average Shares for Basic EPS                     1,054,002      1,079,178      1,057,363      1,076,576
                                                        ===========    ===========    ===========    ===========
Net Income before cumulative effect
  of accounting change                                  $   552,874    $   504,397    $ 1,233,347    $ 1,091,001
                                                        ===========    ===========    ===========    ===========
Net Income                                              $   552,874    $   504,397    $ 1,018,794    $ 1,091,001
                                                        ===========    ===========    ===========    ===========
Earnings per share amount before cumulative effect of
  change in accounting for financial instruments        $      0.52    $      0.47    $      1.16    $      1.01
                                                        ===========    ===========    ===========    ===========

Earnings Per Share                                      $      0.52    $      0.47    $      0.96    $      1.01
                                                        ===========    ===========    ===========    ===========

                                                         Diluted     Earnings       Per          Share
                                                            Three months ended        Six months ended
                                                                 March 31                March 31
                                                            2001         2000        2001         2000
                                                        ----------   ----------   ----------   ----------
Weighted average shares for Basic EPS                    1,054,002    1,079,178    1,057,363    1,076,576
Dilutive stock options                                      78,706       84,352       81,681       88,750
                                                        ----------   ----------   ----------   ----------
Weighted Average Shares for Diluted EPS                  1,132,708    1,163,530    1,139,044    1,165,326
                                                        ==========   ==========   ==========   ==========

Net Income before cumulative effect
  of accounting change                                  $  552,874   $  504,397   $1,233,347   $1,091,001
                                                        ==========   ==========   ==========   ==========

Net Income                                              $  552,874   $  504,397   $1,018,794   $1,091,001
                                                        ==========   ==========   ==========   ==========

Earnings per share amount before cumulative effect
  of change in accounting for financial instruments $         0.49   $     0.43   $     1.08   $     0.94
                                                        ==========   ==========   ==========   ==========

Earnings Per Share                                      $     0.49   $     0.43   $     0.90   $     0.94
                                                        ==========   ==========   ==========   ==========

8.       DIVIDENDS

At the Company's January 17, 2001 board meeting, the Directors of the Company declared a $0.15 per share dividend. The dividend was paid February 15, 2001 to all stockholders of record as of February 1, 2001.


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

As permitted by SFAS No. 133, on October 1, 2000, the Company transferred all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:


                                                           Securities Transferred
                                   -------------------------------------------------------------------------
                                                         Available
                                       Trading           For Sale            Total               Total
                                   (at fair value)    (at fair value)    (at fair value)    (at book value)
                                   ----------------   ----------------   ---------------    ----------------
Security
--------
Investment securities                  $ 9,642,188       $ 17,621,420      $ 27,263,608        $ 28,666,885

Mortgage-backed-securities                                 10,035,853        10,035,853          10,112,018
                                   ----------------   ----------------   ---------------    ----------------

 Total                                 $ 9,642,188       $ 27,657,273      $ 37,299,461        $ 38,778,903
                                   ================   ================   ===============    ================

As of October 1, 2000, the effect of the transfer of these securities was reported as a cumulative adjustment from a change in accounting principle, net of tax benefits, impacting earnings and other comprehensive income as follows:

                                                                      Adjustment to
                                                  Adjustment              Other
                                                      to              Comprehensive             Total
                                                   Earnings               Income             Adjustments
                                               ------------------    -----------------    ------------------
Investment securities                               $  (339,697)        $ (1,063,580)         $ (1,403,277)
Mortgage-backed securities                                                   (76,165)              (76,165)
                                               ------------------    -----------------    ------------------
  Pre-tax loss                                         (339,697)          (1,139,745)           (1,479,442)
Income tax benefit                                      125,144              419,882               545,026
                                               ------------------    -----------------    ------------------
  Net loss                                          $  (214,553)        $   (719,863)         $   (934,416)
                                               ==================    =================    ==================

The impact to earnings resulted in a loss of $214,553 that was recorded against current operations as of October 1, 2000, as a cumulative adjustment from a change in accounting principle, net of tax benefits. Future changes in fair value for any remaining securities in the trading portfolio will be reflected through current operations. Changes in fair value for any securities in the available-for-sale portfolio will be adjusted through other comprehensive income.

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

This commentary is based on the assumption the reader of the form 10-Q has read, or has access to Managements' Discussion and Analysis, MD&A, for the preceding fiscal year-end September 30, 2000 filed in form 10-K. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the final year ending September 30, 2001 or any other period.


General:

Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended March 31, 2001. The Bank is engaged in the business of accepting deposit accounts from the general public. These funds are used to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas, and the purchase of mortgage-backed and investment securities. In addition, the Bank offers and purchases loans through correspondent lending relationships. The Bank also has a Loan Origination Office located in Overland Park, Kansas. To a lesser extent, the Bank will purchase adjustable rate mortgage loans to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans, savings deposit loans, and small business loans.

Changes in financial condition between March 31, 2001 and September 30, 2000:

On October 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards 133 (SFAS 133). As permitted by SFAS 133, the Company transferred all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:

                                                           Securities Transferred
                                   -------------------------------------------------------------------------
                                                         Available
                                       Trading           For Sale            Total               Total
                                   (at fair value)    (at fair value)    (at fair value)  at book value)
                                   ----------------   ----------------   ---------------    ----------------
Security
--------
Investment securities                  $ 9,642,188       $ 17,621,420      $ 27,263,608        $ 28,666,885
Mortgage-backed-securities                                 10,035,853        10,035,853          10,112,018
                                   ----------------   ----------------   ---------------    ----------------
 Total                                 $ 9,642,188       $ 27,657,273      $ 37,299,461        $ 38,778,903
                                   ================   ================   ===============    ================

As of October 1, 2000, the effect of the transfer of these securities was reported as a cumulative adjustment from a change in accounting principle, net of tax benefits, impacting earnings and other comprehensive income as follows:

                                                                      Adjustment to
                                                  Adjustment              Other
                                                      to              Comprehensive             Total
                                                   Earnings               Income             Adjustments
                                               ------------------    -----------------    ------------------
Investment securities                               $  (339,697)        $ (1,063,580)         $ (1,403,277)
Mortgage-backed securities                                                   (76,165)              (76,165)
                                               ------------------    -----------------    ------------------
  Pre-tax loss                                         (339,697)          (1,139,745)           (1,479,442)
Income tax benefit                                      125,144              419,882               545,026
                                               ------------------    -----------------    ------------------
  Net loss                                          $  (214,553)         $  (719,863)          $  (934,416)
                                               ==================    =================    ==================

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

Total assets decreased $5 million, or approximately 2% between December 31, 2000 and March 31, 2001. Components of this change are:

                                                                      (In Millions)
                                                   March 31            December 31            Change
                                               -----------------    ------------------   ------------------
Investment securities
    Held-to-maturity                           $              0     $               0    $              0
    Available-for-sale                                       27                    28                  (1)
                                               -----------------    ------------------   ----------------
                                                             27                    28                  (1)
                                               -----------------    ------------------   ----------------
Mortgaged-backed securities
    Held-to-maturity                                          0                     0                   0
    Available-for-sale                                       24                     9                  13
                                               -----------------    ------------------   ----------------
                                                             24                     9                  13
                                               -----------------    ------------------   ----------------

Loans receivable, net                                       158                   179                 (21)
Loans held-for-sale                                           2                     0                  (2)
                                               -----------------    ------------------   ----------------
                                                            160                   179                 (19)
                                               -----------------    ------------------   ----------------

Total cash and due from banks                                 7                     6                   1
                                               -----------------    ------------------   ----------------
Other                                                         1                     0                   1
                                               -----------------    ------------------   ----------------
                                                                                         $             (5)
                                                                                         ================


Improved   market   conditions   permitted   the  Company  to  dispose  of  some
available-for sale assets during the quarter.

During the quarter $17,945,036 of loans receivable were exchanged for a like dollar amount of mortgage-backed securities issued by Federal Home Loan Mortgage Corporation, commonly known as, "Freddie Mac." The participation certificates are traded daily. This allows management to take advantage of changes in the market more quickly as opposed to selling loans directly to the market. Other changes to Loans Receivable reflect repayment of loans in the normal course of business.

Mortgaged-backed securities increased $17,945,036 as noted in the preceding paragraph. Approximately $3,000,000 of these securities were sold during the quarter. The proceeds were used to repay borrowings from Federal Home Loan Bank and fund current operations. The additional decreases reflect principal payments in the normal course of business.

Liabilities decreased from December 31, 2000 to March 31, 2001 by $7 million. Components of this change are:

                                                 (In Millions)
                              March 31            December 30       Change
                             --------------    ------------------   ------------
Deposits                         $     152             $     155       $     (3)
 Advances - FHLB                        42                    46             (4)
                                                                    ------------
             Decrease                                                  $     (7)
                                                                    ============


Deposits decreased primarily due to maturing deposits being withdrawn by public entities.

Advances from FHLB (Federal Home Loan Bank) decreased from December 31, 2000 to March 31, 2001, from repayments funded by sales of mortgage-backed securities.

Results of operations: comparison between the three and six months ended March 31, 2001 and 2000:

Three months ended March 31, 2001 and 2000:

Total interest income decreased $188,635, or 4%. Interest and dividends on investment securities decreased $182,649, or 28%, due to the sales of investment securities previously discussed.

Total interest expense decreased $79,611, or 3%. Interest expense on deposits increased $146,778, or 8%. The increase is due primarily to higher interest rates paid to depositors. The higher interest rates paid were required to attract and retain deposits in the local market. Although interest rates have decreased the first quarter of calendar 2001, the effect of the decrease is not available to reduce expense until maturing deposits are reinvested with the Bank at current lower interest rates. Interest expense on borrowed funds decreased $226,389, or 26% due to repayment of principal on loans to Federal Home Loan Bank previously discussed and declining interest rates on short-term borrowings from Federal Home Loan Bank.

Provision for loan losses decreased $50,000, or 53%. At September 30, 2000 management conducted a complete review of its reserves for losses and concluded reserves were adequate in relation to loan balances. Management believes current additions to the reserves of $45,000 for the quarter is adequate. Management continues to closely monitor the loan portfolios for potential write-downs.

Net interest income after provision for losses decreased $59,204, or 4%. Components of the decrease for the three months ended March 31, are:

                                                          (In Thousands)
                                                     2001       2000     Change
                                                   -------    -------   -------
Interest income                                    $ 4,269    $ 4,457   $  (188)
 Interest expense                                    2,644      2,723       (79)

 Provision for losses on loans                          45         95       (50)
                                                                        -------
                    Decrease                                            $   (59)
                                                                        =======


Non-interest income increased $125,281, or 56%. The increase is due primarily to the gain on sales of available-for-sale investments. Components of the increase are:

                                                           (In Thousands)
                                                      2001       2000     Change
                                                    -------    -------   -------
Net gain on sales of available-for-sale investments $   147    $   33    $  114

 Net gain on sales of loans                              60        41        19
 Other                                                                       (8)
                                                                         ------
                    Increase                                             $  125
                                                                         ======

Non-interest expense increased $52,380, or 5%. The increase is due primarily to increased compensation expenses incurred as a result of filling positions open at March 31, 2000 and annual increases given employees in the quarter ended March 31, 2001. Components of the increase are:

                                                         (In Thousands)
                                                      2001     2000   Change
                                                     ------   ------  -------
Compensation and related expenses                    $ 638    $ 532   $ 106
 Advertising                                            18       35     (17)
 Data processing                                        44       63     (19)
 Other expenses                                        262      278     (16)
 Other changes                                                           (2)
                                                                      -----
                    Increase                                          $  52
                                                                      =====

Net income increased $48,477, or 10%. Components of the increase are:

                                                       (In Thousands)
                                                      2001     2000     Change
                                                     ------   ------   -------
Net interest income after provision for losses       $1,580   $1,639   $  (59)
 Non-interest income                                    349      224      125
 Non-interest expense                                 1,054    1,001      (53)
 Income taxes                                           322      357       35
                                                     ------   ------   ------
Net income                                           $  553   $  505       48
                                                     ======   ======   ======

Six months ended March 31, 2001 and 2000:

Refer to note 9 of the Notes to Consolidated Financial Statements that discusses a change in accounting for derivative instruments and hedging activities.

Total interest income decreased $183,223, or 2%. Interest on loans increased $208,716, or 3%, primarily due to higher loan balances prior to sales of loans and exchange of loans previously discussed. Interest and dividends on investment securities decreased $324,309, or 24%, due to the sales of investment securities previously discussed.

Total interest expense increased $208,423, or 4%. Interest expense on deposits increased $465,598, or 13%. The increase is due primarily to higher interest rates paid to depositors. The higher interest rates paid were required to attract and retain deposits in the local market. Although interest rates have decreased the first quarter of calendar 2001, the effect of the decrease is not available to reduce expense until maturing deposits are reinvested with the Bank at current lower interest rates. Interest expense on borrowed funds decreased $257,175, or 15% due to repayment of principal on loans to Federal Home Loan Bank previously discussed and declining interest rates on short-term borrowings from Federal Home Loan Bank.

Provision for loan losses decreased $140,000, or 61%. At September 30, 2000 management conducted a complete review of its reserves for losses and concluded reserves were adequate in relation to loan balances. Management believes current additions to the reserves of $90,000 for the six months is adequate. Management continues to closely monitor the loan portfolios for potential write-downs.

Net interest income after provision for losses decreased $251,646, or 7%. Components of the decrease for the six months ended March 31, are:

                                                     (In Thousands)
                                                 2001      2000      Change
                                               -------    -------   --------
Interest income                                $ 8,753    $ 8,936   $  (183)
 Interest expense                                5,521      5,313       208
 Provision for losses on loans                      90        230      (140)
                                                                    -------
                    Decrease                                        $  (251)
                                                                    =======

Non-interest income increased $442,138, or 98%. The increase is due primarily to the gain on sales of available-for-sale investments and loans. Components of the increase are:

                                                             (In Thousands)
                                                           2001   2000   Change
                                                           ----   ----   ------
Net gain on sales of available-for-sale investments        $170   $ 43   $127
 Net gain on sales of loans                                 378     92    286
 Other                                                                     29
                                                                         ----
                    Increase                                             $442
                                                                         ====

Non-interest expense increased $41,902, or 2%. The increase is due primarily to increased compensation expenses incurred as a result of filling positions open at March 31, 2000 and annual increases given employees in the quarter ended March 31, 2001. Components of the increase are:

                                                         (In Thousands)
                                                     2001     2000     Change
                                                    ------   ------   -------
Compensation and related expenses                   $1,265   $1,140   $  125
 Advertising                                            39       55      (16)
 Federal insurance premium                              49       71      (22)
 Data processing                                        76      100      (24)
 Other expense                                         499      531      (32)
 Other charges                                                            11
                                                                      ------
                    Increase                                          $   42
                                                                      ======

Net income decreased $72,207, or 7%. Components of the decrease are:

                                                        (In Thousands)
                                                   2001       2000      Change
                                                 -------    -------    -------
Net interest income after provision for losses   $ 3,142    $ 3,394    $  (252)
 Non-interest income                                 893        451        442
 Non-interest expense                              2,069      2,027         42
 Income taxes                                        733        727          6

 Cumulative effect of change in accounting
   for derivative financial instruments net of
   income tax benefit of $125,144                   (214)                 (214)
                                                 -------    -------    -------
Net income                                       $ 1,019    $ 1,091    $   (72)
                                                 =======    =======    =======


Liquidity and Capital Resources:

The Bank is required by the regulations of the Office of Thrift Supervision ("OTS") to maintain liquid assets sufficient to ensure its safety and soundness. The Bank manages its liquidity to meet its funding needs, including: deposit outflows, disbursement of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Bank also manages its liquidity to meet its asset/liability management objectives.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of core and tangible capital (as defined in regulations) to assets (as defined) and core and total capital to risk weight assets (as defined). Management believes, as of March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts (in thousands) and ratios as of March 31, 2001 are presented in the following table:

                                                                                        To Be Well
                                                                                     Capitalized Under
                                                                    For Capital      Prompt Corrective
                                                Actual           Adequacy Purposes:  Action Provisions:
                                           Amount    Ratio       Amount     Ratio      Amount    Ratio
                                          -------    -----      -------     -----     -------    -----
     As of March 31, 2001:
     Total (Risk-Based) Capital           $19,430    17.80%     $ 8,709     8.00%     $10,886    10.00%
         (to Risk Weighted Assets)
     Core (Tier 1) Capital                $18,069    16.60%         n/a       n/a     $ 6,532     6.00%
         (to Risk Weighted Assets)
     Core (Tier 1) Capital - leverage     $18,069     8.30%     $ 8,683     4.00%     $10,854     5.00%
         (to Assets)


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

The following tables present the Bank's NPV as well as other data as of December 31, 2000 (latest information available) as calculated by the OTS, based on information provided to the OTS by the Bank.

Change in Interest
Rates in Basis
Points (Rate Shock)              Net Portfolio Value                   NPV as % of Present Value of Assets
                          $ Amount     $ Change   % Change                  NPV Ratio         Change
----------------------------------------------------------------------------------------------------------
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


Utilizing the data above, the Bank, at December 31, 2000, would have been considered by the OTS to have been subject to "above normal" interest rate risk. Accordingly, a deduction from risk-based capital would have been required. However, even with this deduction, the capital of the Bank would continue to exceed all regulatory requirements.

Set forth below is a breakout, by basis points of the Bank's NPV as of December 31, 2000 (latest information available) by assets, liabilities, and off balance sheet items.

                                                               No
    Net Portfolio Value      -300 bp    -200 bp    -100 bp   Change      +100 bp     +200 bp    +300 bp
    ----------------------------------------------------------------------------------------------------
    Assets                  $237,138   $234,509   $232,325   $229,457   $224,542    $219,324   $213,793
    -Liabilities             208,556    207,615    206,694    205,785    204,891     204,014    203,144
    +Off Balance Sheet           117         81         50         21        (20)        (70)      (124)
                          ------------------------------------------------------------------------------

    Net Portfolio Value     $ 28,699   $ 26,975   $ 25,681   $ 23,693   $ 19,631    $ 15,240   $ 10,525
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

                  Events Subsequent to March 31, 2001:

                  April 21, 2001 the Bank's Hoisington Branch Office was damaged by a tornado. The estimated costs to repair the building are $40,000 to $50,000. The building is valued at $80,000. Costs to repair the building are covered by insurance less a $250 deductible. The Bank is also insured for loss of income and related costs incurred by the Bank during the time period the branch is being repaired. The Bank has another branch located approximately 10 miles from the Hoisington Branch. This branch has assumed responsibility for the day-to-day operations of the Hoisington Branch. Repairs are estimated to be completed June 15, 2001. Management does not believe this event will have a material effect upon the earnings of the Bank, or the Company.

                  On April 19, 2001 the Company filed a current report on Form 8-K with the Securities Exchange Commission. The purpose of the filing was to disclose the possible merger of equals between the Company and MNB Bancshares, Inc.

         Item 6.  Exhibits and Report on Form 8-K
                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date     May 11, 2001            LANDMARK BANCSHARES, INC.
     -----------------------


                                 By  /S/  Larry Schugart
                                        ----------------------------------------
                                          LARRY SCHUGART
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)




                                 By  /S/  Stephen H. Sundberg
                                        ----------------------------------------
                                          STEPHEN H. SUNDBERG
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Representative)