Form 10-Q
period 2001-06-30
LANDMARK BANCSHARES INC
filed 2001-08-14
CIK 915800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 for the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                     to
                                   -------------------    ----------------------

                         Commission File Number 0-23164

                            LANDMARK BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           Kansas                                           48-1142260
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

                                                 Yes  [X]  No  [  ]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 2001:

         $.10 par value common stock               1,092,438 shares
                  (Class)                            (Outstanding)

                            LANDMARK BANCSHARES, INC.


                                      INDEX

                                                                                                Page
                                                                                              Number
PART I.                 FINANCIAL INFORMATION

            Item 1.     Financial Statements

                        Statements of Financial Condition as of
                        June 30, 2001 and September 30, 2000 (unaudited)                         1

                        Statements of Income for the Three and Nine Months Ended
                        June 30, 2001 and 2000 (unaudited)                                   2 - 3

                        Statements of Comprehensive Income for the Three and
                        Nine Months Ended June 30, 2001 and 2000 (unaudited)                     4

                        Statements of Cash Flows for the Nine Months Ended
                        June 30, 2001 and 2000 (unaudited)                                   5 - 6

                        Notes to Financial Statements                                        7 - 13

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                       14 - 20

            Item 3.     Quantitative and Qualitative Disclosures about Market Risk          21 - 23


PART II     OTHER INFORMATION

            Item 1.     Legal Proceedings                                                        24

            Item 2.     Changes in Securities and Use of Proceeds                                24

            Item 3.     Default Upon Senior Securities                                           24

            Item 4.     Submission of Matter to a Vote of Security Holders                       24

            Item 5.     Other Information                                                        24

            Item 6.     Exhibits and Report on Form 8-K                                          24


SIGNATURES                                                                                       25


                                                                               1
                            LANDMARK BANCSHARES, INC.
           Consolidated Statements of Financial Condition (unaudited)

                                                                                         June 30, 2001        September 30, 2000
                                                                                     --------------------     --------------------
ASSETS
Cash and due from banks:
     Non-interest bearing                                                                 $    1,054,410           $    1,335,431
     Interest bearing                                                                          7,382,825                3,754,540
                                                                                     --------------------     --------------------
     Total cash and due from banks                                                             8,437,235                5,089,971
Time deposits in other financial institutions                                                    234,957                  281,771
Investment securities held-to-maturity                                                                 0               28,666,885
Investment securities available-for-sale                                                      25,931,028                9,587,607
Mortgage-backed securities held-to-maturity                                                            0               10,112,018
Mortgage-backed securities available-for-sale                                                 17,867,936                        0
Loans receivable, net                                                                        148,074,477              182,659,647
Loans held-for-sale                                                                            3,251,014                8,854,493
Accrued income receivable                                                                      1,414,111                1,641,904
Foreclosed assets, net                                                                           665,622                  170,724
Office properties and equipment, net                                                           1,479,941                1,635,170
Prepaid expenses and other assets                                                              2,417,180                1,666,882
Income taxes receivable, current                                                                       0                   99,217
Deferred income taxes                                                                                  0                  209,686
                                                                                     --------------------     --------------------
          TOTAL ASSETS                                                                    $  209,773,501           $  250,675,975
                                                                                     ====================     ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

     Deposits                                                                             $  153,021,402           $  165,325,440
     Advances and other borrowings from
       Federal Home Loan Bank                                                                 26,000,000               57,000,000
     Advances from borrowers for taxes and insurance                                           1,285,450                2,337,045
     Accrued expenses and other liabilities                                                    3,774,956                2,351,486
     Income taxes:
       Current                                                                                    45,792                        0
       Deferred                                                                                  235,708
                                                                                     --------------------     --------------------
           TOTAL LIABILITIES                                                                 184,363,308              227,013,971
                                                                                     --------------------     --------------------
Stockholders' Equity:
     Preferred Stock, no par value;  5,000,000 shares
       authorized;  none issued
     Common Stock, $0.10 par value; 10,000,000 shares
       authorized; 2,281,312 shares issued                                                        228,131                  228,131
     Additional paid-in capital                                                                22,393,181               22,475,208
     Retained income, substantially restricted                                                 25,398,269               24,022,616
     Accumulated other comprehensive income (loss)                                                614,623                 (110,594)
     Unamortized stock acquired by Employee Stock
     Ownership Plan                                                                              (418,963)                (418,963)
     Treasury Stock, at cost, 1,188,874 shares at June 30, 2001
       and 1,173,938 shares at September 30, 2000                                             (22,805,048)             (22,534,394)
                                                                                     --------------------     --------------------
          Total Stockholders' Equity                                                           25,410,193               23,662,004
                                                                                     --------------------     --------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  209,773,501           $  250,675,975
                                                                                     ====================     ====================

                                                                               2
                            LANDMARK BANCSHARES, INC.
                        Consolidated Statements of Income

                                                          Three Months Ended June 30       Nine Months Ended June 30
                                                               2001             2000          2001            2000
                                                                   (unaudited)                    (unaudited)
INTEREST INCOME
     Interest on loans                                    $  3,228,067    $  3,719,836   $ 10,613,492    $ 10,896,544
     Interest and dividends on investment securities           459,273         650,542      1,497,215       2,012,797
     Interest on mortgage-backed securities                    404,837         188,764        734,649         586,206
                                                          ------------    ------------   ------------    ------------
          Total interest income                              4,092,177       4,559,142     12,845,356      13,495,547
                                                          ------------    ------------   ------------    ------------

INTEREST EXPENSE
     Deposits                                                1,932,182       1,788,288      6,049,640       5,440,149
     Borrowed funds                                            422,404       1,068,290      1,826,158       2,729,216
                                                          ------------    ------------   ------------    ------------
          Total interest expense                             2,354,586       2,856,578      7,875,798       8,169,365
                                                          ------------    ------------   ------------    ------------

          Net interest income                                1,737,591       1,702,564      4,969,558       5,326,182

PROVISION FOR LOSSES ON LOANS                                   15,000         135,000        105,000         365,000
                                                          ------------    ------------   ------------    ------------
     Net interest income after provision for losses          1,722,591       1,567,564      4,864,558       4,961,182
                                                          ------------    ------------   ------------    ------------
NON-INTEREST INCOME
     Service charges and late fees                             107,526         118,299        340,406         336,591
     Net gain on sale of trading investments                         0               0         43,618               0
     Net gain on sale of available-for-sale investments        283,290          12,352        453,701          55,635
     Net gain on sale of loans                                 197,120          41,478        575,891         133,691
     Service fees on loans sold                                 (7,274)         11,406          8,538          52,454
     Other income                                               26,226          67,816         77,676         123,780
                                                          ------------    ------------   ------------    ------------
          Total non-interest income                            606,888         251,351      1,499,830         702,151
                                                          ------------    ------------   ------------    ------------

NON-INTEREST EXPENSE
     Compensation and related expenses                         613,891         565,114      1,878,837       1,704,996
     Occupancy expense                                          62,472          68,341        195,157         193,140
     Advertising                                                14,005          20,774         52,946          75,308
     Federal insurance premium                                  26,472          12,407         75,766          83,387
     Loss (gain) from real estate operations                     2,657          24,444         10,572          29,957
     Data processing                                            34,669          32,657        110,775         132,914
     Other expense                                             255,970         243,113        755,101         774,265
                                                          ------------    ------------   ------------    ------------
          Total non-interest expense                         1,010,136         966,850      3,079,154       2,993,967
                                                          ------------    ------------   ------------    ------------
     Income before income taxes and cumulative
       effect on prior years of accounting change            1,319,343         852,065      3,285,234       2,669,366

INCOME TAXES EXPENSES                                          488,250         340,600      1,220,794       1,066,900
                                                          ------------    ------------   ------------    ------------
     Net income before cumulative effect
       on prior years of accounting change                     831,093         511,465      2,064,440       1,602,466

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     FOR DERIVATIVE FINANCIAL INSTRUMENTS,
       NET OF INCOME TAX BENEFIT OF $125,144                         0               0       (214,553)              0
                                                          ------------    ------------   ------------    ------------
          Net income                                      $    831,093    $    511,465   $  1,849,887    $  1,602,466
                                                          ============    ============   ============    ============


                                                                               3
                            LANDMARK BANCSHARES, INC.
                        Consolidated Statements of Income
                                    Continued

                                                                  Three Months Ended June 30      Nine Months Ended June 30
                                                                    2001             2000            2001             2000
                                                                         (unaudited)                      (unaudited)
                                                                ------------------------------    -----------------------------
Basic earnings per share
------------------------
Earnings before cumulative effect of change in
  accounting for derivative financial instruments                       $0.79           $0.46           $1.95            $1.48
Cumulative effect of change in accounting for
  derivative financial instruments                                      $0.00           $0.00          ($0.20)           $0.00
                                                                --------------   -------------    ------------    -------------
              Net income                                                $0.79           $0.46           $1.75            $1.48
                                                                ==============   =============    ============    =============
Diluted earnings per share
--------------------------
Earnings before cumulative effect of change in
  accounting for derivative financial instruments                       $0.73           $0.44           $1.81            $1.37
Cumulative effect of change in accounting for
  derivative financial instruments                                      $0.00           $0.00          ($0.18)           $0.00
                                                                --------------   -------------    ------------    -------------
              Net income                                                $0.73           $0.44           $1.63            $1.37
                                                                ==============   =============    ============    =============

Dividends per share                                                     $0.15           $0.15           $0.45            $0.45
-------------------



                            LANDMARK BANCSHARES, INC.
                 Consolidated Statements of Comprehensive Income

                                                                       Three Months Ended                  Nine Months Ended
                                                                            June 30                             June 30
                                                                    2001               2000              2001             2000
                                                                 (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)
                                                                --------------     --------------    --------------   --------------
Net income                                                       $   831,093        $   511,465       $ 1,849,887     $  1,602,466
                                                                --------------     --------------    --------------  ---------------

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
          Cumulative effect of change in accounting for
            financial instruments                                          0                  0          (719,863)               0
          Unrealized holding gains (losses) arising
            during the period                                        168,240             83,523         1,758,391         (239,485)
          Less: reclassification adjustment for gains included
            in net income                                           (178,473)            (7,411)         (313,311)         (33,381)
                                                                --------------     --------------    --------------  ---------------

Total other comprehensive income                                     (10,233)            76,112           725,217         (272,866)
                                                                --------------     --------------    --------------  ---------------

Comprehensive income                                             $   820,860        $   587,577       $ 2,575,104     $  1,329,600
                                                                ==============     ==============    ==============  ===============

                            LANDMARK BANCSHARES, INC.
                      Consolidated Statements of Cash Flows

                                                                                 Nine Months Ended     June 30
                                                                                        2001            2000
                                                                                     (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $  1,849,887    $  1,602,464
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
          Cumulative effect of change in accounting for financial instruments           214,553               0
          Amortization of mortgage servicing rights                                    (229,450)              0
          Depreciation                                                                  158,443         173,676
          Realized gain on sale of investment securities available-for-sale            (453,701)        (55,635)
          Decrease (increase) in accrued interest receivable                            219,436             402
          Increase (decrease) in income taxes                                           590,405         (10,653)
          Increase (decrease) in accounts payable and accrued expenses                1,448,680        (656,969)
          Amortization of premiums and discounts on investments and loans, net          (48,087)        (14,816)
          Provision for losses on loans and investments                                 105,000         365,000
          Net change in trading securities                                            9,642,188               0
          Other non-cash items, net                                                    (429,962)         (2,808)
          Sale of loans held-for-sale                                                28,225,069       6,820,415
          Gain on sale of loans held-for-sale                                          (575,891)       (133,691)
          Origination of loans held-for-sale                                        (22,029,418)     (5,533,026)
          Purchase of loans held-for-sale                                               (36,000)       (771,400)
                                                                                   ------------    ------------

Net cash provided by operating activities                                          $ 18,651,152    $  1,782,959
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations and principal collections, net                              $ 17,699,407    $  1,220,212
     Loans purchased for investment                                                  (1,809,650)    (13,224,384)
     Principal repayments on mortgage-backed securities                                       0       2,507,729
     Principal repayments on available-for-sale mortgage-backed securities            3,652,490               0
     Acquisition of investment securities available-for-sale                         (6,610,000)       (675,000)
     Proceeds from sale of investment securities available-for-sale                  16,527,335       3,177,693
     Proceeds from maturities or calls of investment securities held to maturity              0         200,000
     Net (increase) decrease in time deposits                                            56,834               0
     Proceeds from sale of foreclosed assets                                            280,850         263,936
     Acquisition of fixed assets                                                         (3,214)        (92,382)
                                                                                   ------------    ------------

Net cash provided (used) by investing activities                                   $ 29,794,052    $ (6,622,196)
                                                                                   ------------    ------------


                            LANDMARK BANCSHARES, INC.
                      Consolidated Statements of Cash Flows
                                   (Continued)


                                                                           Nine Months Ended    June 30
                                                                                  2001            2000
                                                                              (unaudited)      (unaudited)
                                                                           ----------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                    $ (12,304,038)   $ (10,084,976)
     Net increase (decrease) in escrow accounts                                (1,049,012)        (447,313)
     Proceeds from FHLB advances and other borrowings                         203,000,000      130,500,000
     Repayment of FHLB advances and other borrowings                         (234,000,000)    (115,500,000)
     Purchase of treasury stock                                                  (270,654)         514,503
     Dividends paid                                                              (474,236)        (486,912)
                                                                            -------------    -------------

Net cash provided (used) by financing activities                              (45,097,940)       4,495,302
                                                                            -------------    -------------

Net increase (decrease) in cash and cash equivalents                            3,347,264         (343,935)

Cash and cash equivalents at beginning of period                                5,089,971        5,975,730
                                                                            -------------    -------------

Cash and cash equivalents at end of period                                  $   8,437,235    $   5,631,795
                                                                            =============    =============

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
         Interest on deposits, advances, and other borrowings               $   8,262,790    $   8,559,182
         Income taxes                                                           1,132,640          930,390
     Transfers from loans to real estate acquired through foreclosure             870,799          520,782
     Exchanged loans receivable for mortgage-backed securities                 17,945,036                0
     Cumulative effect of change in accounting for financial investments:
        Transfer of held-to-maturity securities to trading investments          9,642,188                0
        Transfer of held-to-maturity securities to available-for-sale          27,657,273                0


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

The results of operation for the three and nine months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2001, or an other future interim period.

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

3.       INVESTMENTS AND MORTGAGE - BACKED SECURITIES

A summary of the Bank's carrying values of investments and mortgage - backed securities as of June 30, 2001 and September 30, 2000, is as follows:

                                           June 30, 2001      September 30,2000
                                           -------------      -----------------
Investment Securities:
  Held to maturity:
     Government Agency Securities            $         0          $27,481,885
     Municipal Obligations                             0            1,185,000
     Other                                             0                    0
                                             -----------          -----------
                                             $         0          $28,666,885
                                             ===========          ===========
  Available for sale:
     Common Stock                              9,515,693            3,643,607
     Stock in Federal Home Loan Bank           3,785,000            3,800,000
     Government Agency Securities             11,457,490                    0
     Municipal Obligations                     1,013,720                    0
     Other                                       159,125            2,144,000
                                             -----------          -----------
                                             $25,931,028          $ 9,587,607
                                             ===========          ===========
Mortgage - Backed Securities:
  Held to Maturity:
     FNMA - Arms                                       0            4,985,758
     FHLMC - Arms                                      0            1,461,099
     FHLMC - Fixed Rate                                0               49,505
     CMO Government Agency                             0            2,363,257
     CMO Private Issue                                 0              903,288
     FNMA - Fixed Rate                                 0              305,495
     GNMA - Fixed Rate                                 0               43,616
                                             -----------          -----------
                                             $         0          $10,112,018
                                             ===========          ===========

                                              June 30, 2001   September 30, 2000

  Available for sale:
     FNMA - Arms                                3,734,268                   0
     FHLMC - Arms                               1,232,502                   0
     FHLMC - Fixed Rate                        10,577,030                   0
     CMO Government Agency                      1,412,388                   0
     CMO Private Issue                            635,581                   0
     FNMA - Fixed Rate                            258,742                   0
     GNMA - Fixed Rate                             17,425                   0
                                              -----------       -------------
                                              $17,867,936       $           0
                                              ===========       =============

4.       LOAN RECEIVABLE, NET
A summary of the Bank's loans receivable at June 30, 2001 and September 30, 2000, is as follows:

                                                                              Accruing     Interest        Interest Should
                                                 June 30                      Past 90      Collected       Have Been Collected
                                                  2001       Non-Accrual*       Days       Non-Accrual***    Non-Accrual****
                                              -------------- ------------- --------------- --------------- --------------------
Real Estate loans:
          Residential                          $112,768,982                $       49,194      $      902  $               995
          Construction                            2,297,266
          Commercial                             10,248,412
          Second mortgage                         9,611,949
Commercial loans                                  7,399,604
Consumer                                          7,213,063         4,076                                                   76
                                              -------------- ------------- --------------- --------------- --------------------
          Gross loans                           149,539,276         4,076          49,194             902                1,071
         Less:  Net deferred loan fees,
                 premiums and discounts             (56,200)
          Allowance for Loan Losses              (1,408,599)
                                              -------------- ------------- --------------- --------------- --------------------
          Total loans, net                     $148,074,477  $      4,076  $       49,194  $          902  $             1,071
                                              ============== ============= =============== =============== ====================

                                                                              Accruing
                                              September 30                    Past 90
                                                  2000       Non-Accrual*      Days**
                                              -------------- ------------- ---------------
Real estate loans:
          Residential                          $147,514,858  $    661,810  $      313,729
          Construction                              857,486
          Commercial                              9,331,198
          Second mortgage                        10,403,434
Commercial loans                                  7,033,573
Consumer                                          9,050,233        75,645
                                              -------------- ------------- ---------------
          Gross loans                           184,190,782       737,455         313,729
         Less:  Net deferred  loan fees,
                  premiums and discounts           (154,428)
          Allowance for Loan Losses              (1,376,707)
                                              -------------- ------------- ---------------
          Total loans, net                     $182,659,647  $    737,455  $      313,729
                                              ============== ============= =============== =============== ====================

The Company has no foreign loans, or loans defined as, "troubled debt restructurings" in Financial Accounting Standards No.15.

*    Loans accounted for on a non-accrual basis
** Accruing loans which are contractually past due 90 days or more as to principal or interest payments.
*** The amount of interest income on non-accrual loans that was included in income for the period.
**** The gross interest income that would have been recorded in the period if the loans had been current in accordance with the original terms and had been outstanding throughout the period or since origination, if held for part of the period.

A summary of the Bank's allowance for loan losses for the three and nine months ended June 30, 2001 and 2000, is as follows:

                                                   Three Months Ended                    Nine Months Ended
                                                         June 30                              June 30
                                                 2001              2000               2001               2000
                                            ----------------  ----------------   ----------------  -----------------
Balance Beginning                              $  1,410,591      $  1,424,205       $  1,376,707       $  1,317,676
Provisions Charged to Operations                     15,000           135,000            105,000            365,000
Loans Charged Off Net of Recoveries                 (16,992)          (13,443)           (73,108)          (136,914)
                                            ----------------  ----------------   ----------------  -----------------
Balance Ending                                 $  1,408,599      $  1,545,762       $  1,408,599       $  1,545,762
                                            ================  ================   ================  =================

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, the current level of non-performing assets and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible ot significant revision as more information becomes available.

The Bank has enjoyed a significant reduction in charged off loans, net of recoveries, from FYE September 30, 1999 to June 30, 2001.

                                        Nine Months       FYE           FYE
                                          June 30     September 30  September 30
                                           2001           2000          1999
                                       ------------  ------------- -------------
  Loans charged off Net of Recoveries     $73,108       $207,939      $604,077
                                       ============  ============= =============

The decrease is due to improvements in the asset quality of the consumer loan portfolio. Management, through its Asset Liability Committee, quarterly performs an analytical review of the loan provision to insure the allowance for loan loss is in compliance with policy. Based upon this analytical review and the improvement of the asset quality of the consumer loan portfolio, management has concluded the additions to the Allowance for Loan Losses account are adequate for the current fiscal year.

5.       FORECLOSED ASSETS - NET
Real Estate owned or in judgment and other repossessed property:

                                             June 30, 2001    September 30, 2000
                                             --------------   ------------------

     Real Estate Acquired by Foreclosure     $           0      $     130,000
     Real Estate Loans in Judgement and
       Subject to Redemption                       623,095             40,724
     Other Repossessed Assets                       42,527                  0
                                             -------------      -------------
     Total Foreclosed Assets - Net           $     665,622      $     170,724
                                             =============      =============


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

On June 30, 2001, the Bank had outstanding commitments to fund real estate loans of $2,292,051. Of the commitments outstanding, $2,017,801 were for fixed rate loans at rates of 6.850% to 9.500%. Commitments for adjustable rate loans amount to $274,250 with initial rates of 7.375% to 9.000%. Outstanding loan commitments to sell as of June 30, 2001 were $1,827,950. The Bank had outstanding commercial loan commitments of $2,385,000 with initial rates of 8.000% to 8.500%, at June 30, 2001.

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

Earnings per share for the three and nine months ended June 30, 2001 and 2000, were determined as follows:

         STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE


                                                        Basic          Earnings          Per          Share
                                                        ---------------------------------------------------
                                                           Three months ended           Nine months ended
                                                               June 30                       June 30
                                                         2001            2000           2001          2000
                                                     ------------   -------------   ------------   -----------
Weighted average common shares outstanding
net of treasury shares                                  1,092,438       1,152,393      1,095,820     1,137,739
Average unallocated ESOP shares                           (35,015)        (48,703)       (38,437)      (52,125)
                                                     ------------   -------------   ------------   -----------
Weighted Average Shares for Basic EPS                   1,057,423       1,103,690      1,057,383     1,085,614
                                                     ============   =============   ============   ===========

Net Income before cumulative effect
of accounting change                                 $    831,093   $     511,465   $  2,064,440   $ 1,602,466
                                                     ============   =============   ============   ===========

Net Income                                           $    831,093   $     511,465   $  1,849,887   $ 1,602,466
                                                     ============   =============   ============   ===========

Earnings per share amount before cumulative effect
of change in accounting for financial instruments    $       0.79   $        0.46   $       1.95   $      1.48
                                                     ============   =============   ============   ===========

Earnings Per Share                                   $       0.79   $        0.46   $       1.75   $      1.48
                                                     ============   =============   ============   ===========


                                                        Diluted        Earnings          Per          Share
                                                        ---------------------------------------------------
                                                           Three months ended           Nine months ended
                                                               June 30                       June 30
                                                         2001            2000           2001          2000
                                                     ------------   -------------   ------------   -----------

Weighted average shares for Basic EPS                   1,057,423       1,103,690      1,057,383     1,085,614
Dilutive stock options                                     81,537          65,323         81,633        80,942

                                                     ------------   -------------   ------------   -----------
Weighted Average Shares for Diluted EPS                 1,138,960       1,169,013      1,139,016     1,166,556
                                                     ============   =============   ============   ===========

Net Income before cumulative effect
of accounting change                                 $    831,093   $     511,465   $  2,064,440   $ 1,602,466
                                                     ============   =============   ============   ===========

     Net Income                                      $    831,093   $     511,465   $  1,849,887   $ 1,602,466
                                                     ============   =============   ============   ===========

Earnings per share amount before cumulative effect
of change in accounting for financial instruments    $       0.73   $        0.44   $       1.81   $      1.37
                                                     ============   =============   ============   ===========

Earnings Per Share                                   $       0.73   $        0.44   $       1.63   $      1.37
                                                     ============   =============   ============   ===========

8.       DIVIDENDS

At the Company's April 18, 2001 board meeting, the Directors of the Company declared a $0.15 per share dividend. The dividend was paid May 15, 2001 to all stockholders of record as of May 1, 2001.

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


10.      NEW ACCOUNTING STANDARDS

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method of accounting for which the acquisition date is July 1, 2001, or later.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15,2001. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before adoption of the statement should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

The Company has not determined the effect of these new accounting standards in connection with the proposed merger as described in Note 11.


11.      PROPOSED MERGER

We announced on April 19, 2001, an agreement to enter into a merger of equals with MNB Bancshares, Inc. The proposed merger will be accounted for under the Purchase Method of accounting. MNB Bancshares, Inc is the holding company for Security National Bank based in Manhattan, Kansas. It had total assets of $155 million at June 30, 2001 with branches in Manhattan, Topeka, Osage City, Auburn and Wamego, Kansas. Pursuant to the agreement to merge, Landmark and MNB will merge into a newly formed corporation, Landmark Merger Company, which at the closing of the merger will change its name to Landmark Bancshares, Inc. As a result of the merger, each issued and outstanding share of Landmark common stock will be converted into the right to receive one share of the new company common stock and each issued and outstanding share of MNB common stock will be converted into the right to receive 0.523 of a share of the new company common stock. At the closing of the merger, Landmark Federal Savings Bank will merge with and into Security National Bank, which will change its name to Landmark National Bank. After the merger, it is expected that the combined company's common stock will be traded on the Nasdaq National Market System under the symbol "LARK". We expect the closing date of this merger transaction to occur late in the third quarter or the fourth quarter of this year, subject to stockholder and regulatory approvals.


12.      CORRECTED PRESS RELEASE

On July 24, 2001, the Company issued a press release for the quarter ended June 30, 2001. On August 13, 2001, the Company issued a corrected press release for the same quarter. The amounts as previously reported on July 24, 2001 and revised on August 13, 2001are set forth below.

                                                                  As
                                                               Previously
                                                                Reported           Increase           Revised
                                                              July 24, 2001        (Decrease)      August 13, 2001
                                                              ---------------     -------------    -----------------
Assets                                                          $209,873,501       $ (100,000)        $ 209,773,501
Stockholders' Equity                                            $ 25,473,193       $  (63,000)        $  25,410,193
Interest Income (3 months ended June 30, 2001)                  $  4,192,177       $ (100,000)        $   4,092,177
Interest Income (9 months ended June 30, 2001)                  $ 12,945,356       $ (100,000)        $  12,845,356
Net Income (3 months ended June 30, 2001)                       $    894,094       $  (63,001)        $     831,093
Net Income (9 months ended June 30, 2001)                       $  1,912,889       $  (63,002)        $   1,849,887
Basic Earnings per Share (3 months ended June 30, 2001)         $       0.85       $    (0.06)        $        0.79
Diluted Earnings per Share (3 months ended June 30, 2001)       $       0.78       $    (0.05)        $        0.73
Basic Earnings per Share (9 months ended June 30, 2001)         $       1.81       $    (0.06)        $        1.75
Diluted Earnings per Share (9 months ended June 30, 2001)       $       1.68       $    (0.05)        $        1.63


                            LANDMARK BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This quarterly report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles.


General:

Landmark Bancshares, Inc. ("Company") is the holding company for Landmark Federal Savings Bank ("Bank"). Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended June 30, 2001. The Bank is engaged in the business of accepting deposit accounts from the general public. These funds are used to originate mortgage loans for the purchase and refinancing of single-family homes located in Central and Southwestern Kansas, and the purchase of mortgage-backed and investment securities. In addition, the Bank offers and purchases loans through correspondent lending relationships. The Bank also has a Loan Origination Office located in Overland Park, Kansas. To a lesser extent, the Bank will purchase adjustable rate mortgage loans to manage its interest rate risk as deemed necessary. The Bank also makes automobile loans, second mortgage loans, home equity loans, savings deposit loans, and small business loans.

We announced on April 19, 2001, an agreement to enter into a merger of equals with MNB Bancshares, Inc. The proposed merger will be accounted for under the Purchase Method of accounting. MNB Bancshares, Inc is the holding company for Security National Bank based in Manhattan, Kansas. It had total assets of $155 million at June 30, 2001 with branches in Manhattan, Topeka, Osage City, Auburn and Wamego, Kansas. Pursuant to the agreement to merge, Landmark and MNB will merge into a newly formed corporation, Landmark Merger Company, which at the closing of the merger will change its name to Landmark Bancshares, Inc. As a result of the merger, each issued and outstanding share of Landmark common stock will be converted into the right to receive one share of the new company common stock and each issued and outstanding share of MNB common stock will be converted into the right to receive 0.523 of a share of the new company common stock. At the closing of the merger, Landmark Federal Savings Bank will merge with and into Security National Bank, which will change its name to Landmark National Bank. After the merger, it is expected that the combined company's common stock will be traded on the Nasdaq National Market System under the symbol "LARK". We expect the closing date of this merger transaction to occur late in the third quarter or the fourth quarter of this year, subject to stockholder and regulatory approvals.

On April 21, 2001 the Bank's Hoisington Branch Office was damaged by a tornado. The estimated costs to repair the building are $40,000 to $50,000. The building is valued at $80,000. Costs to repair the building are covered by insurance less a $250 deductible. The Bank is also insured for loss of income and related costs incurred by the Bank during the time period the Bank is being repaired. The Bank has another branch located approximately 10 miles from the Hoisington Branch. This branch has assumed responsibility for the day-to-day operations of the Hoisington Branch. Management does not believe this event will have a material effect upon the earnings of the Bank, or the Company, aside from accelerated loan repayments resulting from insurance claims related to the tornado. The branched opened for business July 30, 2001.


Changes in financial condition between June 30, 2001 and September 30, 2000:

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

Management's Interest Rate Risk Reduction Plan has resulted in a significant improvement to the Company's interest rate risk. This is illustrated by the increase in post-shock net present value (NPV) and the decrease in the difference between pre-shock and post-shock NPV (sensitivity). The table below points out these values for the quarter ended September 30, 2000, just prior to the implementation of the Interest Rate Risk Reduction Plan, and the two quarters following the implementation of the plan. The results for June 30, 2001 are not available.



                      September 30        December 31              March 31
                          2000                2000                   2001
                    -----------------   -----------------     -----------------
*                        8.62%              10.33%                 10.62%
**                       4.25%               6.95%                  7.83%
***                       437bp               338bp                  279bp


*    Pre-shock NPV ratio:  NPV as a percent of present value of assets,  no rate shift
**   Post-shock NPV ratio, 200bp rate shift up and down
***  Sensitivity measure: Decline in NPV ratio


Total assets decreased $13 million, or approximately 6% between March 31, 2001 and June 30, 2001. Components of this change are:

                                                                      (In Millions)
                                                   June 30              March 31              Change
                                               -----------------    ------------------   ------------------
Investment securities
    Held-to-maturity                           $              0     $               0    $               0
    Available-for-sale                                       26                    27                   (1)
                                               -----------------    ------------------   ------------------
                                                             26                    27                   (1)
                                               -----------------    ------------------   ------------------
Mortgaged-backed securities
    Held-to-maturity                                          0                     0                    0
    Available-for-sale                                       18                    24                   (6)
                                               -----------------    ------------------   ------------------
                                                             18                    24                   (6)
                                               -----------------    ------------------   ------------------

Loans receivable, net                                       148                   158                  (10)
Loans held-for-sale                                           3                     2                    1
                                               -----------------    ------------------   ------------------
                                                            151                   160                   (9)
                                               -----------------    ------------------   ------------------

Total cash and due from banks                                 8                     7                    1
                                               -----------------    ------------------   ------------------
Other                                                         3                     1                    2
                                               -----------------    ------------------   ------------------

                                                                                         $             (13)
                                                                                         ==================

Improved   market   conditions   permitted   the  Company  to  dispose  of  some
available-for sale assets during the quarter.

During the quarter $7 million in Mortgage loans were sold. Lower interest rates have increased refinancing of home loans. This refinancing and principal repayments account for the remaining decline in loans of $3 million. Loans had a total decline of $9,856,082. The proceeds were used to repay borrowings from Federal Home Loan Bank and fund current operations.

Mortgaged-backed securities decreased $6,200,370. Approximately $4,000,000 of these securities were sold during the quarter. The proceeds were used to repay borrowings from Federal Home Loan Bank and fund current operations. The additional decreases reflect principal payments in the normal course of business.

Liabilities decreased from March 31, 2001 to June 30, 2001 by $14 million. Components of this change are:

                                               (In Millions)
                                      June 30    March 31      Change
                                  ----------- -------------  -----------
Deposits                          $     153   $     152        $     1
 Advances - FHLB                         26          42            (16)
 Other                                    5           4              1
                                                               ---------
             Decrease                                          $   (14)
                                                               =========


Advances from FHLB (Federal Home Loan Bank) decreased from March 31, 2001 to June 30, 2001, from repayments funded primarily by sales of mortgage-backed securities and loans.


Results of operations for the three and nine months ended June 30, 2001 and 2000:

Three months ended June 30, 2001 and 2000:

Total interest income decreased $466,965, or 10%. Interest and dividends on investment securities decreased $191,269, or 29%, due to the sales of investment securities in this and prior quarters of this fiscal year. Interest income on mortgage-backed securities increased $216,073, or 114%. The increase is due to the exchange of loans receivable for mortgage-backed securities in the prior quarter discussed under changes in financial condition in the prior quarter 10Q.

Total interest expense decreased $501,992, or 18%. Interest expense on deposits increased $143,894, or 8%. The increase is due primarily to higher interest rates paid to depositors. The higher interest rates paid were required to attract and retain deposits in the local market. Although interest rates have decreased the first quarters of calendar 2001, the effect of the decrease is not available to reduce expense until maturing deposits are reinvested with the Bank at current lower interest rates. Interest expense on borrowed funds decreased $645,886, or 60% due to repayment of principal on loans to Federal Home Loan Bank previously discussed and declining interest rates on short-term borrowings from Federal Home Loan Bank.

Provision for loan losses decreased $120,000, or 89%. At September 30, 2000 management conducted a complete review of its reserves for losses and concluded reserves were adequate in relation to loan balances. Management believes current additions to the reserves of $15,000 for the quarter is adequate. Management continues to closely monitor the loan portfolios for potential write-downs.

Net interest income after provision for losses increased $155,027, or 10%. Components of the increase for the three months ended June 30, are:

                                              (In Thousands)
                                      2001         2000     Change
                                  ---------   -----------  ---------
Interest income                   $   4,092   $   4,559    $   (467)
Interest expense                      2,355       2,857        (502)
Provision for losses on loans            15         135        (120)
                                                           --------
                    Increase                               $    155
                                                           ========

Non-interest income increased $355,537, or 141%. The increase is due primarily to the gain on sales of available-for-sale investments and loans. Components of the increase are:

                                                                         (In Thousands)
                                                          2001               2000               Change
                                                     ----------------   ---------------    ---------------
Net gain on sales of available-for-sale investments         $    283          $     12     $           271
Net gain on sales of loans                                       197                41                 156
Other                                                                                                  (71)
                                                                                           ---------------
                    Increase                                                               $           356
                                                                                           ===============


Non-interest expense increased $43,286, or 4%. The increase is due primarily to increased compensation expenses incurred as a result of filling positions open at June 30, 2000 and annual increases given employees. Components of the increase are:

                                                                         (In Thousands)
                                                          2001               2000               Change
                                                     ----------------   ---------------    -------------
Compensation and related expenses                           $    613          $    565     $         48
Advertising                                                       14                21               (7)
Data processing                                                   35                33                2
Other expenses                                                   256               243               13
Other changes                                                                                      (13)
                                                                                           ------------
                    Increase                                                               $         43
                                                                                           ============

Net income increased $319,628, or 62%. Components of the increase are:

                                                                         (In Thousands)
                                                          2001               2000             Change
                                                     ----------------   ---------------    -----------
Net interest income after provision for losses        $       1,722        $   1,568       $       154
Non-interest income                                             607              251               356
Non-interest expense                                          1,010              967                43
Income taxes                                                    488              341               147
                                                      -------------        ---------       -----------
Net income                                            $         831        $     511       $       320
                                                      =============        =========       ===========

Nine months ended June 30, 2001 and 2000:

Total interest income decreased $650,191, or 5%. Interest on loans decreased $283,052 or 3%, primarily due to higher loan balances prior to sales of loans and exchange of loans for mortgage-backed securities in the previous quarter. Interest and dividends on investment securities decreased $515,582, or 26%, due to the sales of investment securities in this and prior quarters of this fiscal year. Interest income on mortgaged backed securities increased $148,443, or 25%. The increase is due to the exchange of loans receivable for mortgage-backed securities in the previous quarters.

Total interest expense decreased $293,567, or 4%. Interest expense on deposits increased $609,491, or 11%. The increase is due primarily to higher interest rates paid to depositors. The higher interest rates paid were required to attract and retain deposits in the local market. Although interest rates have decreased the first and second quarters of calendar 2001, the effect of the decrease is not available to reduce expense until maturing deposits are reinvested with the Bank at current lower interest rates. Interest expense on borrowed funds decreased $903,058, or 33% due to repayment of principal on loans to Federal Home Loan Bank previously discussed and declining interest rates on short-term borrowings from Federal Home Loan Bank.

Provision for loan losses decreased $260,000, or 71%. At September 30, 2000 management conducted a complete review of its reserves for losses and concluded reserves were adequate in relation to loan balances. Management believes current additions to the reserves of $105,000 for the nine months is adequate. Management continues to closely monitor the loan portfolios for potential write-downs.

Net interest income after provision for losses decreased $96,624, or 2%. Components of the increase for the nine months ended June 30, are:

                                                                         (In Thousands)
                                                          2001               2000             Change
                                                     ----------------   ---------------    -----------
Interest income                                            $  12,845         $  13,495      $     (650)
Interest expense                                               7,876             8,169            (293)
Provision for losses on loans                                    105               365            (260)
                                                                                            ----------
                    Increase                                                                $      (97)
                                                                                            ==========

Non-interest income increased $797,679, or 114%. The increase is due primarily to the gain on sales of available-for-sale investments and loans. Components of the increase are:

                                                                         (In Thousands)
                                                          2001               2000             Change
                                                     ----------------   ---------------    -----------
Net gain on sales of available-for-sale investments         $    454          $     56     $       398
Net gain on sales of loans                                       576               134             442
Other                                                                                              (42)
                                                                                           -----------
                    Increase                                                               $       798
                                                                                           ===========

Non-interest expense increased $85,185, or 3%. The increase is due primarily to increased compensation expenses incurred as a result of filling positions open at June 30, 2000 and annual increases given employees. Components of the increase are:

                                                                         (In Thousands)
                                                          2001               2000             Change
                                                     ----------------   ---------------    -----------
Compensation and related expenses                          $   1,879         $   1,705     $       174
Advertising                                                       53                75             (22)
Federal insurance premium                                         76                83              (7)
Data processing                                                  111               133             (22)
Other expense                                                    755               774             (19)
Other charges                                                                                     (19)
                                                                                           -----------
                    Increase                                                               $        85
                                                                                           ===========

Net income increased $247,421, or 15%. Components of the increase are:

                                                                         (In Thousands)
                                                          2001               2000             Change
                                                     ----------------   ---------------    ----------
Net interest income after provision for losses        $        4,865      $     4,961      $      (96)
Non-interest income                                            1,500              702             798
Non-interest expense                                           3,079            2,994              85
Income taxes                                                   1,222            1,067             155
Cumulative effect of change in accounting
for derivative financial instruments net of
income tax benefit of $125,144.                                 (214)                            (214)
                                                      --------------      -----------      ----------
Net income                                            $        1,850      $     1,602      $      248
                                                      ==============      ===========      ==========

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of core and tangible capital (as defined in regulations) to assets (as defined) and core and total capital to risk weight assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts (in thousands) and ratios as of June 30, 2001 are presented in the following table:

                                                                                    To Be Well
                                                                                 Capitalized Under
                                                               For Capital       Prompt Corrective
                                             Actual         Adequacy Purposes:   Action Provisions:
                                         Amount  Ratio        Amount  Ratio        Amount  Ratio
                                         ------ ------        ------ ------        ------ ------
     As of June 30, 2001:
     Total (Risk-Based) Capital          20,042  19.4%         8,247   8.0%        10,309  10.0%
         (to Risk Weighted Assets)
     Core (Tier 1) Capital               18,751  18.2%           N/A   N/A          6,185   6.0%
         (to Risk Weighted Assets)
     Core (Tier 1) Capital - leverage    18,751   9.2%         8,149   4.0%        10,186   5.0%
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

The following tables present the Bank's NPV as well as other data as of March 31, 2001 (latest information available) as calculated by the OTS, based on information provided to the OTS by the Bank.

Change in Interest
Rates in Basis
Points (Rate Shock)               Net Portfolio Value                  NPV as % of Present Value of Assets
                          $ Amount      $ Change      % Change               NPV Ratio          Change
----------------------------------------------------------------------------------------------------------

                                  (Dollars in Thousands)
      +300 bp               12,528       (11,326)        (47%)                   5.96%          (466 bp)
      +200 bp (1)           16,866        (6,988)        (29%)                   7.83%          (279 bp)
      +100 bp               20,923        (2,931)        (12%)                   9.49%          (113 bp)
         0 bp               23,854         - - -        - - -                   10.62%            - - -
      -100 bp               24,831           977           4%                   10.94%            32 bp
      -200 bp               25,379         1,525           6%                   11.08%            46 bp
      -300 bp               25,985         2,131           9%                   11.23%            61 bp

(1)  Denotes rate shock used to compute interest rate risk capital component.


                                                                March 31, 2001
                                                                --------------
Risk Measures (200 Basis Point Rate Shock):
     Pre-Shock NPV Ratio: NPV as % of Present Value of Assets        10.62%
     Exposure Measure: Post-Shock NPV Ratio                           7.83%
     Sensitivity Measure: Decline in NPV Ratio                        2.79%


Utilizing the data above, the Bank, at September 30, 2000, would have been considered by the OTS to have been subject to "above normal" interest rate risk. Accordingly, a deduction from risk-based capital would have been required. However, even with this deduction, the capital of the Bank would continue to exceed all regulatory requirements.

Set forth below is a breakout, by basis points of the Bank's NPV as of March 31, 2001 (latest information available) by assets, liabilities, and off balance sheet items.

                                                                No
    Net Portfolio Value      -300 bp    -200 bp    -100 bp    Change      +100 bp    +200 bp    +300 bp
    ----------------------------------------------------------------------------------------------------

    Assets                  $231,448   $229,147   $227,055   $224,695    $220,569   $215,480   $210,258
    -Liabilities             205,520    203,806    202,248    200,861     199,647    198,580    197,654
    +Off Balance Sheet            56         37         24         20           0        (34)       (75)
                          ------------------------------------------------------------------------------

    Net Portfolio Value      $25,985   $ 25,379   $ 24,831   $ 23,854    $ 20,923   $ 16,866   $ 12,528
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



         Item 1.  Legal Proceedings
                           None

         Item 2.  Changes in Securities and Use of Proceeds
                           None

         Item 3.  Default Upon Senior Securities
                           None

         Item 4.  Submission of Matter to a Vote of Security Holders
                           None

         Item 5.  Other Information
                           None

         Item 6.  Exhibits and Report on Form 8-K

                  On April 19, 2001 the Company filed a form 8-K with the Securities Exchange Commission which announced the proposed merger of equals between the Company and MNB Bancshares, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date     August 14, 2001          LANDMARK BANCSHARES, INC.
     ----------------------


                                  By  /s/  Larry Schugart
                                      ------------------------------------------
                                      LARRY SCHUGART
                                      President and Chief Executive Officer
                                      (Duly Authorized Representative)




                                  By  /s/  Stephen H. Sundberg
                                      ------------------------------------------
                                      STEPHEN H. SUNDBERG
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Duly Authorized Representative)