Form 10-Q/A
period 2001-06-30
LANDMARK BANCSHARES INC
filed 2001-08-20
CIK 915800

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                 (Amendment No. 1)

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

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                       14 - 20*

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

* The provision for loan loss discussion for the three and nine months ended June 30, 2001, has been revised from its original filing on August 14, 2001.

                            LANDMARK BANCSHARES, INC.
           Consolidated Statements of Financial Condition (unaudited)

                                                                                         June 30, 2001      September 30, 2000
                                                                                         -------------      ------------------
ASSETS
Cash and due from banks:
     Non-interest bearing                                                                $    1,054,410     $    1,335,431
     Interest bearing                                                                         7,382,825          3,754,540
                                                                                         --------------     ------------------
     Total cash and due from banks                                                            8,437,235          5,089,971
Time deposits in other financial institutions                                                   234,957            281,771
Investment securities held-to-maturity                                                                0         28,666,885
Investment securities available-for-sale                                                     25,931,028          9,587,607
Mortgage-backed securities held-to-maturity                                                           0         10,112,018
Mortgage-backed securities available-for-sale                                                17,867,936                  0
Loans receivable, net                                                                       148,074,477        182,659,647
Loans held-for-sale                                                                           3,251,014          8,854,493
Accrued income receivable                                                                     1,414,111          1,641,904
Foreclosed assets, net                                                                          665,622            170,724
Office properties and equipment, net                                                          1,479,941          1,635,170
Prepaid expenses and other assets                                                             2,417,180          1,666,882
Income taxes receivable, current                                                                      0             99,217
Deferred income taxes                                                                                 0            209,686
                                                                                         --------------     ------------------
          TOTAL ASSETS                                                                   $  209,773,501     $  250,675,975
                                                                                         ==============     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

     Deposits                                                                            $  153,021,402     $  165,325,440
     Advances and other borrowings from
       Federal Home Loan Bank                                                                26,000,000         57,000,000
     Advances from borrowers for taxes and insurance                                          1,285,450          2,337,045
     Accrued expenses and other liabilities                                                   3,774,956          2,351,486
     Income taxes:
       Current                                                                                   45,792                  0
       Deferred                                                                                 235,708
                                                                                         --------------     ------------------
           TOTAL LIABILITIES                                                                184,363,308        227,013,971
                                                                                         --------------     ------------------
Stockholders' Equity:
     Preferred Stock, no par value;  5,000,000 shares
       authorized;  none issued
     Common Stock, $0.10 par value; 10,000,000 shares
       authorized; 2,281,312 shares issued                                                      228,131            228,131
     Additional paid-in capital                                                              22,393,181         22,475,208
     Retained income, substantially restricted                                               25,398,269         24,022,616
     Accumulated other comprehensive income (loss)                                              614,623           (110,594)
     Unamortized stock acquired by Employee Stock
     Ownership Plan                                                                            (418,963)          (418,963)
     Treasury Stock, at cost, 1,188,874 shares at June 30, 2001 and 1,173,938
       shares at September 30, 2000                                                         (22,805,048)       (22,534,394)
                                                                                         --------------     ------------------
          Total Stockholders' Equity                                                         25,410,193         23,662,004
                                                                                         --------------     ------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  209,773,501     $  250,675,975
                                                                                         ==============     ==================

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
                                                          ============    ============   ============    ============

                            LANDMARK BANCSHARES, INC.
                        Consolidated Statements of Income
                                    Continued

                                                                  Three Months Ended June 30      Nine Months Ended June 30
                                                                    2001             2000           2001             2000
                                                                         (unaudited)                      (unaudited)
                                                                  --------------------------      -------------------------

Basic earnings per share
------------------------
Earnings before cumulative effect of change in
  accounting for derivative financial instruments                       $0.79           $0.46         $1.95          $1.48
Cumulative effect of change in accounting for
  derivative financial instruments                                      $0.00           $0.00        ($0.20)         $0.00
                                                                 -------------    ------------    ----------       --------
              Net income                                                $0.79           $0.46         $1.75          $1.48
                                                                 =============    ============    ==========       ========
Diluted earnings per share
--------------------------
Earnings before cumulative effect of change in
  accounting for derivative financial instruments                       $0.73           $0.44         $1.81          $1.37
Cumulative effect of change in accounting for
  derivative financial instruments                                      $0.00           $0.00        ($0.18)         $0.00
                                                                 -------------    ------------    ----------       --------
              Net income                                                $0.73           $0.44         $1.63          $1.37
                                                                 =============    ============    ==========       ========

Dividends per share                                                     $0.15           $0.15         $0.45          $0.45
-------------------

                            LANDMARK BANCSHARES, INC.
                 Consolidated Statements of Comprehensive Income

                                                       Three Months Ended                 Nine Months Ended
                                                            June 30                           June 30
                                                     2001             2000              2001            2000
                                                  (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                  -----------      ----------       -----------      -----------
Net income                                        $  831,093       $  511,465       $ 1,849,887      $ 1,602,466
                                                  -----------      ----------       -----------      -----------
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
   Cumulative effect of change in accounting
     for financial instruments                             0                0          (719,863)               0
   Unrealized holding gains (losses) arising
     during the period                               168,240           83,523         1,758,391         (239,485)
   Less: reclassification adjustment for gains
     included in net income                         (178,473)          (7,411)         (313,311)         (33,381)
                                                  -----------      ----------       -----------      -----------
Total other comprehensive income                     (10,233)          76,112           725,217         (272,866)
                                                  -----------      ----------       -----------      -----------
Comprehensive income                              $  820,860       $  587,577       $ 2,575,104      $ 1,329,600
                                                  ===========      ==========       ===========      ===========

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
                                              ===========       =============

4.       LOAN RECEIVABLE, NET
A summary of the Bank's loans receivable at June 30, 2001 and September 30, 2000, is as follows:

                                                                           Accruing       Interest           Interest Should
                                           June 30                          Past 90       Collected         Have Been Collected
                                            2001         Non-Accrual*        Days        Non-Accrual***       Non-Accrual****
                                       --------------   -------------    -------------   ---------------   --------------------
Real Estate loans:
     Residential                        $112,768,982                        $ 49,194           $ 902               $   995
     Construction                          2,297,266
     Commercial                           10,248,412
     Second mortgage                       9,611,949
Commercial loans                           7,399,604
Consumer                                   7,213,063           4,076                                                    76
                                       --------------   -------------    -------------   ---------------   --------------------
     Gross loans                         149,539,276           4,076          49,194             902                 1,071
     Less: Net deferred loan fees,
          premiums and discounts             (56,200)
     Allowance for Loan Losses            (1,408,599)
                                       --------------   -------------    -------------   ---------------   --------------------
     Total loans, net                   $148,074,477       $   4,076        $ 49,194           $ 902               $ 1,071
                                       ==============   =============    =============   ===============   ====================

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

Earnings per share for the three and nine months ended June 30, 2001 and 2000, were determined as follows:

           STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE


                                                       Basic          Earnings          Per          Share
                                                     ---------------------------------------------------------
                                                           Three months ended           Nine months ended
                                                               June 30                       June 30
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
                                                     ============   =============   ============   ===========


                                                        Diluted        Earnings          Per          Share
                                                     ---------------------------------------------------------
                                                           Three months ended           Nine months ended
                                                               June 30                       June 30
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

As permitted by SFAS No. 133, on October 1, 2000, the Company transferred all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:

                                                             Securities Transferred
                                   -------------------------------------------------------------------------
                                                         Available
                                       Trading           For Sale            Total               Total
Security                           (at fair value)    (at fair value)   (at fair value)     (at book value)
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

12.      CORRECTED PRESS RELEASE

On July 24, 2001, the Company issued a press release for the quarter ended June 30, 2001. On August 13, 2001, the Company issued a corrected press release for the same quarter. The amounts as previously reported on July 24, 2001 and revised on August 13, 2001 are set forth below.

                                                                   As
                                                               Previously
                                                                Reported          Increase           Revised
                                                              July 24, 2001      (Decrease)      August 13, 2001
                                                              -------------      ----------      ---------------
Assets                                                        $ 209,873,501      $ (100,000)     $   209,773,501
Stockholders' Equity                                          $  25,473,193      $  (63,000)     $    25,410,193
Interest Income (3 months ended June 30, 2001)                $   4,192,177      $ (100,000)     $     4,092,177
Interest Income (9 months ended June 30, 2001)                $  12,945,356      $ (100,000)     $    12,845,356
Net Income (3 months ended June 30, 2001)                     $     894,094      $  (63,001)     $       831,093
Net Income (9 months ended June 30, 2001)                     $   1,912,889      $  (63,002)     $     1,849,887
Basic Earnings per Share (3 months ended June 30, 2001)       $        0.85      $    (0.06)     $          0.79
Diluted Earnings per Share (3 months ended June 30, 2001)     $        0.78      $    (0.05)     $          0.73
Basic Earnings per Share (9 months ended June 30, 2001)       $        1.81      $    (0.06)     $          1.75
Diluted Earnings per Share (9 months ended June 30, 2001)     $        1.68      $    (0.05)     $          1.63


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

Changes in financial condition between June 30, 2001 and September 30, 2000:

On October 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards 133 (SFAS 133). As permitted by SFAS 133, the Company transferred all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:

                                                             Securities Transferred
                                   ------------------------------------------------------------------------
                                                         Available
                                       Trading           For Sale            Total              Total
Security                           (at fair value)    (at fair value)    (at fair value)    (at book value)
--------                           ---------------    ---------------    ---------------    ---------------
Investment securities              $     9,642,188    $    17,621,420    $    27,263,608    $    28,666,885
Mortgage-backed-securities                                 10,035,853         10,035,853         10,112,018
                                   ---------------    ---------------    ---------------    ---------------
 Total                             $     9,642,188    $    27,657,273    $    37,299,461    $    38,778,903
                                   ===============    ===============    ===============    ===============

As of October 1, 2000, the effect of the transfer of these securities was reported as a cumulative adjustment from a change in accounting principle, net of tax benefits, impacting earnings and other comprehensive income as follows:

                                                       Adjustment to
                                      Adjustment           Other
                                          to           Comprehensive          Total
                                       Earnings            Income          Adjustments
                                   ---------------    ---------------    ---------------
Investment securities              $      (339,697)   $    (1,063,580)   $    (1,403,277)
Mortgage-backed securities                                    (76,165)           (76,165)
                                   ---------------    ---------------    ---------------
  Pre-tax loss                            (339,697)        (1,139,745)        (1,479,442)
Income tax benefit                         125,144            419,882            545,026
                                   ---------------    ---------------    ---------------
  Net loss                         $      (214,553)   $      (719,863)   $      (934,416)
                                   ===============    ===============    ===============

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

                      September 30        December 31          March 31
                          2000               2000                2001
                      ------------        -----------        -----------
*                        8.62%              10.33%              10.62%
**                       4.25%               6.95%               7.83%
***                       437bp               338bp               279bp


* Pre-shock NPV ratio: NPV as a percent of present value of assets, no rate shift
**  Post-shock NPV ratio, 200bp rate shift up and down
*** Sensitivity measure: Decline in NPV ratio

Total assets decreased $13 million, or approximately 6% between March 31, 2001 and June 30, 2001. Components of this change are:

                                                                    (In Millions)
                                                   June 30             March 31             Change
                                               ----------------    ----------------    ----------------
Investment securities
    Held-to-maturity                           $              0    $              0    $              0
    Available-for-sale                                       26                  27                  (1)
                                               ----------------    ----------------    ----------------
                                                             26                  27                  (1)
                                               ----------------    ----------------    ----------------
Mortgaged-backed securities
    Held-to-maturity                                          0                   0                   0
    Available-for-sale                                       18                  24                  (6)
                                               ----------------    ----------------    ----------------
                                                             18                  24                  (6)
                                               ----------------    ----------------    ----------------

Loans receivable, net                                       148                 158                 (10)
Loans held-for-sale                                           3                   2                   1
                                               ----------------    ----------------    ----------------
                                                            151                 160                  (9)
                                               ----------------    ----------------    ----------------

Total cash and due from banks                                 8                   7                   1
                                               ----------------    ----------------    ----------------
Other                                                         3                   1                   2
                                               ----------------    ----------------    ----------------

                                                                                       $            (13)
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

Liabilities decreased from March 31, 2001 to June 30, 2001 by $14 million. Components of this change are:

                                               (In Millions)
                                      June 30    March 31      Change
                                  ----------- -------------    ---------
Deposits                          $     153   $     152        $     1
 Advances - FHLB                         26          42            (16)
 Other                                    5           4              1
                                                               ---------
             Decrease                                          $   (14)
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

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimates of the losses inherent in the portfolio, based on historical experience, volume and type of lending conducted by the Company, industry standards, the level and status of past due and non-performing loans, the general economic conditions in the Company's lending area and other factors affecting the collectibility of the loans in its portfolio. For the three months ended June 30, 2001, the provision for loan losses decreased $120,000 to $15,000 compared to $135,000 for the comparable 2000 period. The decrease in the provision for loan losses for the three months ended June 30, 2001 as compared to the same 2000 period resulted from a smaller loan portfolio and a reduction in nonperforming loans. At June 30, 2001, nonperforming loans decreased $595,000 to $53,000 from $648,000 at June 30, 2000. For the three months ended June 30, 2001, net loan receivables decreased $10.0 million to $148.0 million from $158.0 million at March 31, 2001. As previously disclosed, during the first quarter of fiscal 2001, the Company reevaluated its interest rate risk position by reclassifying loans previously held for investment to loans held for sale. Prior to the adoption of the new interest rate risk policy, it was the Company's policy to sell its 30 year fixed rate risk loans in the secondary market and hold its 15 year and 20 year loans to maturity. With the adoption of the new interest rate risk policy, the Company has expanded its loans held for sale to also include certain of its 15 year and 20 year loans which were previously held to maturity.

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

For the nine months ended June 30, 2001, the provision for loan losses decreased $260,000 to $105,000 compared to $365,000 for the comparable 2000 period. The decrease in the provision for loan losses for the nine months ended June 30, 2001 as compared to the same 2000 period resulted from a smaller loan portfolio, a reduction in nonperforming loans and a reduction in net loan chargeoffs. For the nine months ended June 30, 2001, net loan chargeoffs decreased $64,000 to $73,000 from $137,000 for the same 2000 period. At June 30, 2001, net loan receivables decreased $34.6 million to $148.0 million from $182.6 million at September 30, 2001. See ""-- Results of operations for the three months ended June 30, 2001 and 2000''.

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


Change in Interest
Rates in Basis
Points (Rate Shock)               Net Portfolio Value                  NPV as % of Present       Value of Assets
                          $ Amount      $ Change      % Change              NPV Ratio                 Change
----------------------------------------------------------------------------------------------------------------
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




Date   August 20, 2001                 LANDMARK BANCSHARES, INC.
       ---------------


                                       By  /s/  Larry Schugart
                                           -------------------------------------
                                           LARRY SCHUGART
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)




                                       By  /s/  Stephen H. Sundberg
                                           -------------------------------------
                                           STEPHEN H. SUNDBERG
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Duly Authorized Representative)