Form 10-K
period 2001-09-30
LANDMARK BANCSHARES INC
filed 2001-12-31
CIK 915800

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

(Mark One)

_X	ANNUAL REPORT PURSUANT TO SECTION 13
      OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001


	- OR -

	TRANSITION REPORT PURSUANT TO SECTION
      13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from     to


	Commission File Number:  0-23164

LANDMARK BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

       Kansas                             48-1142260
      (State or Other Jurisdiction of     (I.R.S. Employer
      of Incorporation or Organization)    Identification No.)

Central and Spruce Streets, Dodge City, Kansas 67801
(Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number, including area code:
(620) 227-8111
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

	Common Stock, par value $0.10 per share
	          (Title of Class)

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

Prior to October 9, 2001, as described herein, the Company's voting stock traded on The Nasdaq Stock Market under the symbol "LARK". The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock as quoted on Nasdaq's National Market on September 30, 2001, was $15.7 million.

As of September 30, 2001, the issuer had 1,101,938 shares of Common Stock outstanding.

	DOCUMENTS INCORPORATED BY REFERENCE

	None




PART I

The Company may from time to time make
written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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


Item 1. Business

Recent Events

Effective Tuesday, October 9, 2001, Landmark
Bancshares, Inc. (the "Company" or the "Registrant"), the holding company for Landmark Federal Savings Bank
(the "Bank"), and MNB Bancshares, Inc., the holding company for Security National Bank, completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc.
(the "Merger"). In addition, the Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank, which is the wholly-owned subsidiary of Landmark Bancorp, Inc.

The Company is the accounting predecessor to the new Landmark Bancorp, Inc. Therefore, because the Merger was consummated after the end of the Company's latest fiscal year, September 30, 2001, the Company is required to file this Annual Report on Form 10-K for its fiscal year ended September 30, 2001. The information presented in this Form 10-K does not take into account the consummation of the Merger, and presents information only on behalf of the Company as of September 30, 2001, and not with respect to MNB
Bancshares, Inc. or Landmark Bancorp, Inc. Therefore, much of the discussion throughout this document no longer applies, and the information should be read only as a report on the business of the Company for the fiscal year ended September 30, 2001.

Landmark Bancorp, Inc., the resulting company from the Merger, has a fiscal year ending on December
31. Therefore, Landmark Bancorp, Inc. will file a Form
10-K with audited consolidated financial information in March 2002.

General

The Company is a unitary savings and loan holding company that was incorporated in November of 1994 under the laws of the State of Kansas for the purpose of acquiring all of the issued and outstanding common stock of Landmark Federal Savings Bank (the
"Bank").  This acquisition occurred in March of 1994.
At that time the Bank simultaneously converted from a mutual to stock institution and sold all of its outstanding capital stock to the Company, and the Company made its initial public offering of common stock. As of September
30, 2001, the Company had total assets of $200.3 million, total deposits of $148.1 million, and stockholders' equity of $26.1 million or 13% of total assets under generally accepted accounting principles ("GAAP"). The
Company's only subsidiary is the Bank.

The Bank is a federally chartered stock savings bank headquartered in Dodge City, Kansas and originally founded in 1920. The Bank's deposits are federally insured by the Savings Association Insurance Fund
("SAIF"), as administered by the Federal Deposit
Insurance Corporation ("FDIC").

The Company's primary activity is directing and planning the activities of the Bank, the Company's primary asset. At September 30, 2001, the remainder of the assets of the Company were maintained as deposits in the Bank or in the form of common stock of other banks.
The Company engages in no other significant activities.
As a result, references to the Company or Registrant generally refer to the Bank, unless the context indicates otherwise. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

Registrant is primarily engaged in attracting deposits from the general public and using those funds to originate and sell real estate loans on one-to-four family residences and, to a lesser extent, to originate consumer, commercial and construction loans for its portfolio.
Registrant also purchases one- to four-family residential loans. Registrant has offices in Garden City, Dodge City,
Great Bend, LaCrosse, and Hoisington, Kansas, which are located in its primary market area of Ford, Finney, Barton, and Rush Counties in the State of Kansas.
Registrant also has a loan origination office in the Kansas
City area. In addition, Registrant invests in mortgage-related securities and investment securities. Registrant offers its customers fixed-rate and adjustable-rate mortgage loans, as well as FHA/VA loans, commercial and consumer loans, including home equity and savings account loans. Prior to the current year, adjustable-rate mortgage loans and 20-year fixed-rate mortgage loans were originated for retention in Registrant's portfolio while 30-year fixed-rate mortgage loans were sold into the secondary market. Beginning with the current fiscal year all fixed rate mortgage loans were sold in the secondary market, and adjustable rate loans were retained. All consumer loans are retained in Registrant's portfolio.

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

Market Area

The Kansas counties of Ford, Finney, Barton, and Rush are Registrant's primary market area. This area was founded on agriculture, which continues to play a major role in the economy. Predominant activities involve agricultural and cattle feed lot operations. Dodge
City, the location of Registrant's main office is known as the "Cowboy Capital of the World" and maintains a significant tourism industry. In the central part of Kansas, where Registrant has most of its branch offices, the oil industry is prevalent. The largest employment sector in Registrant's market area is agriculture. The market area of Registrant is largely dependent upon the agricultural, beef packing, and oil and gas industries. A downturn in any of these industries could have a negative impact on the results of operations of Registrant.

Lending Activities

General. Registrant's loan portfolio consists primarily of fixed and adjustable-rate mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer loans, commercial loans and construction loans. The portfolio also includes commercial real estate loans.


Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of Registrant's loan portfolio by type of loan on the dates indicated:

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of Registrant's loan portfolio by type of loan on the dates indicated:








                       At September 30,
2001	     2000	          1999	      1998	    1997

$		%	$	    %		$	   %     $	     %	  $	     %
	                           	(Dollars in Thousands)
Type of Loan: (1)
Real estate loans
 Construction $3,248 2.25% 857 0.45 1,848 1.04 1,386 0.79 $1,937 1.22%
 Resident 108,568 75.15 156,370 81.66 138,613 77.94 132,077 75.59 125,961 79.64
  Commercial 10,084 6.98 9,331  4.87  9,050 5.09  4,937   2.83  2,666 1.69
  Second mortgage 9,531 6.60 10,403 5.43  9,716 5.46  10,072   5.76  9,986 6.31
Commercial business 7,604 5.26 7,034 3.67  6,531 3.67  8,579   4.91  4,050 2.56
Consumer:
  Savings account 430 0.30  488   0.25   660  0.37    588   0.34  574 0.36
  Automobile 6,084 4.21 8,074  4.22  12,269 6.90 17,623  10.08 13,310 8.42
  Other	  412 0.29    488    0.25   650  0.37    837   0.48  968   0.61
  Gross loans
     145,961 101.04 193,045 100.80 179,337 100.84 176,099 100.78 159,452 100.81
Less:
  Unamortized premiums (discounts)
   on loan purchases 20 0.01 30 0.02 35 0.02 31 0.02 30 0.02
  Loans in process --  --  --  --  --  --  24  0.01  (2) --
  Deferred loan origination
   fees and costs (84)(0.06)(184)(0.10)(214)(0.12)(284)(0.16)(348)(0.22)
  Allowance for loan
   losses (1,424)(0.99)(1,377)(0.72)(1,318)(0.74)(1,137)(0.65)(969)(0.61)
  Total loans, net
   $144,473 100.00 191,514 100.00 177,840 100.00 174,733 100.00 158,163 100.00%


(1) Includes loans classified as held for sale.

Loan Maturity. The following table sets forth the maturity of Registrant's loan portfolio at September 30, 2001. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $61.1 million, $56.8 million, and $74.1 million for the three years ended September 30, 2001, 2000, and 1999, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

	               1-4 Family  Other
                     Real Estate Residential
                   Mortgage    Commercial Construction Consumer(1)Total
	                                	(In Thousands)
Amounts Due:
Within 1 year         $       11 $  3,927 $2,690  $2,228  $ 8,856

After 1 year:
  1 to 3 years	           312    3,052     --   4,814    8,178
  3 to 5 years	           531      862     --   4,522    5,915
  5 to 10 years	        13,970    3,935     --   4,491   22,396
  10 to 20 years          28,465    4,921    119     402   33,907
  Over 20 years	        65,279      991    439      --   66,709
Total due after
 one year 			 108,557   13,761    558  14,229  137,105
Total amount due		$108,568  $17,688 $3,248 $16,457 $145,961

Less:
Unamortized premium
 on loan purchases	      20      --     --      --       20
Allowance for loan loss	    (665)   (240)	   --    (519)  (1,424)
Deferred loan fees	     (76)     --     (8)     --      (84)
  Loans receivable, net $107,847 $17,448 $3,240 $15,938 $144,473


____________________
(1)	Includes $9,531 of loans classified as second
mortgage loans.


The following table sets forth the dollar amount of all loans due after September 30, 2002, which have predetermined interest rates and which have floating or adjustable interest rates.


		                          Floating or
                    Fixed Rates       Adjustable Rates            Total

                                       (In Thousands)
One-to-four family  $37,276           $71,281                   $108,557
Commercial	          6,833             6,928                     13,761
Construction	      558                --                        558
Consumer	         13,325               904                     14,229
  Total	        $57,992           $79,113                   $137,105

Residential Loans. Registrant's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in its primary market area. Registrant also originates a small number of residential real estate loans secured by multi-family dwellings.

Registrant offers adjustable-rate mortgages
("ARMs") that adjust every one, three, and five years and have terms from 1 to 30 years, and fixed-rate mortgage loans with terms of 1 to 30 years. The interest rates on ARMs are based on Treasury note rates and the national cost of funds. Registrant considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers. Registrant also has a small network of correspondents from whom Registrant may be referred both fixed- and adjustable-rate real estate mortgage loans. Registrant retains the adjustable-rate loans for its own loan portfolio and sells most of the fixed rate loans into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"). Registrant generally sells its 30-year fixed rate loans in the secondary market and holds its 15-year and 20-year fixed rate mortgage loans to maturity. Beginning with the current year 15 and 20 year fixed rate loans were sold in the secondary market. Registrant also offers Federal Housing Administration and Veterans Administration ("FHA/VA") loans. Fixed-rate mortgage loans are generally originated to FHLMC standards. Although Registrant originates adjustable-rate mortgage loans for its own portfolio, these loans are underwritten to FHLMC standards, so they are saleable in the secondary market. FHA/VA loans are originated in accordance with FHA/VA guidelines, most of which are sold to various private investors.

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

Regulations limit the amount which a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. Registrant's lending policies, however, generally limit the maximum loan-to-value ratio to 80% of the appraised value of the property, based on an independent or staff appraisal. When Registrant makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is generally required for at least the amount of the loan in excess of 80% of the appraised value. Registrant generally does not make non-owner occupied one- to four-family loans in excess of 80% of the appraised value.

The loan-to-value ratio, maturity, and other provisions of the residential real estate loans made by Registrant reflect the policy of making loans generally below the maximum limits permitted under applicable regulations. Registrant requires an independent or staff appraisal, title insurance or an attorney's opinion with an abstract, flood hazard insurance (if applicable), and fire and casualty insurance on all properties securing real estate loans made by Registrant. Registrant reserves the right to approve the selection of which title insurance companies' policies are acceptable to insure the real estate in the loan transactions.

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

Multi-Family Loans. Registrant also makes fixed-rate and adjustable-rate multi-family loans, including loans on apartment complexes. The largest group of multi-family real estate loans on a single complex had a balance of approximately $590,000 at September 30, 2001, on an apartment complex located within the Registrant's primary market area.

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

Loans secured by commercial real estate
generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. At
September 30, 2001, the largest commercial real estate loan had a balance of approximately $991,000.

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

Commercial Business Loans.  Regulations
authorize Registrant to make secured or unsecured loans for commercial, corporate, business, and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 10% of Registrant's assets.
In addition, another 10% of total assets may be invested in commercial equipment leasing. Most of Registrant's commercial business loans are secured by real estate or other assets such as automobiles. The Registrant had an outstanding commercial line of credit of $1.5 million at September 30, 2001. The commercial portfolio includes additional loans with large aggregate dollar balances.

It is the policy of Registrant to annually request financial statements from commercial loan borrowers.
The financial statements are reviewed as received by management to detect any conditions or trends, including cash flows of the project that may affect the ability of the borrower to repay the debt. Because of the large dollar amounts outstanding on some of the loans in the portfolio, the failure of only one of these borrowers to repay a loan could have a material impact on the Registrant.

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

Origination, Purchase, and Sale of Loans

During the fiscal year ended September 30, 2001, Registrant originated $57.8 million in loans, purchased
$2.5 million in loans (all secured by one- to four-family residences), and sold $35.6 million in loans.

Loan Sales. Registrant generally retains servicing on all loans sold with the exception of fixed rate FHA/VA loans which are sold with servicing released. All such loans were sold without recourse.

Loan Commitments. Registrant issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitments generally requires acceptance within 60 days of the date of issuance. For commercial real estate loans or commercial loans in general, the commitment is issued for approximately 60 days and must be closed within 60 days of issuance. Commitments for consumer loans expire 30 days after issuance. At September 30, 2001, Registrant had $4.8 million of commitments to originate loans and $5.4 million of unfunded commitments under lines of credit.

Loan Processing and Servicing Fees. In addition to interest earned on loans, the Company recognizes fees and service charges which consist primarily of fees on loans serviced for others and late charges. The Company recognized net loan servicing fees of $201,000, $158,000, and $165,000 for the years ended September
30, 2001, 2000 and 1999, respectively.  As of September
30, 2001, loans serviced for others totaled $86.6 million.

Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations generally limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus. This is calculated as the sum of the Bank's core and supplementary capital included in total capital, plus the balance of the general valuation allowances for loan and lease losses not included in supplementary capital, plus investments in subsidiaries that are not included in calculating core capital, or $500,000, whichever is greater. An additional amount equal to 10% of unimpaired capital and unimpaired surplus may be included if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate). Under this general restriction, the Bank's maximum loan to one borrower limit at September 30, 2001 was approximately $3.2 million.

Registrant's largest amount of loans to one borrower was approximately $3.0 million as of September
30, 2001. These loans are secured primarily by interests in automobiles. These loans were current at September
30, 2001.

Loan Delinquencies. Registrant's collection procedures provide that when a mortgage loan is 15 days past due, a computer printed delinquency notice is sent to the borrower. If payment is still delinquent after 15 days, a telephone call is made to the borrower. If the delinquency continues, subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 60 days or more, the Board of Directors of Registrant generally approves the initiation of foreclosure proceedings unless other repayment arrangements are made. Collection procedures for non-mortgage loans generally begin after a loan is 10 days delinquent.

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


		                          At September 30,
	                          2001  2000  1999  1998  1997
	                             (Dollars in thousands)

Loans accounted for on a non-
  accrual basis:
Mortgage loans:
  Permanent loan secured by 1-4
    dwelling units	       $425 $418 $128  $185  $ 78
  All other mortgage loans	  188    -    -    91     -
Non-Mortgage loans:
  Consumer loans		          9   73  185   230   294
Total	                         $622 $491 $313  $506  $372
	                          ===  ===  ===   ===   ===
Accruing loans that are
  contractually past due
  90 days or more:
Mortgage loans:
  Permanent loans secured by
   1-4 dwelling units	        $ 145   $ 634 $180 $182   $ 50
Total	                          $  145  $ 634 $180 $182   $ 50
                                  ===== ====== ==== ==== ====
Total non-accrual and 90-day
  past due accrual loans	  $  767  $1,125 $493 $688  $422
                                 =====  =====   ==== ==== ====
Real estate owned	              $  233  $  171 $147 $ 71  $252
                                 =====  ======  ==== ==== ====
Total non-performing
  assets	                    $1,000  $1,296 $640 $759  $674
                                 =====  ====== ==== ===== ====
Total non-accrual and 90-day
  past due accrual loans to net
  loans	                      0.53%  0.59% 0.28% 0.39% 0.27%
                                  =====   ==== =====  ===== =====
Total non-accrual and 90-day
  past due accrual loans to total
  assets		                0.38%  0.45% 0.20% 0.31% 0.19%
                                  =====  ===== ===== ===== =====
Total non-performing
  assets to total assets	    0.50%  0.52% 0.26% 0.34% 0.30%
                                  =====  ===== ===== ===== =====

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $54,000 for the year ended September 30, 2001. Amounts foregone and not included in Registrant's interest income for the year ended September 30, 2001 totaled $31,000.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 2001, Registrant had a general loss allowance for loans and REO of $1,424,000.




                                 (In Thousands)


Special mention assets           $   108
                                 =======
Classified assets
  Substandard	               $ 1,336
  Doubtful	                          --
  Loss	                          --
    Total	                     $ 1,336
                                 =======

Foreclosed Assets. Assets owned or acquired by Registrant as a result of foreclosure, judgment, or by a deed in lieu of foreclosure are classified as foreclosed assets until they are sold. When property is acquired it is recorded at fair value as of the date of foreclosure or transfer less estimated disposal costs. Valuations are periodically performed by management and subsequent charges to general loan reserves are taken when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell. It is subsequently carried at the lower of the new basis (fair value at foreclosure or transfer) or fair value. Registrant had $233,000 in foreclosed assets as of September 30, 2001.

Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During the years ended September 30, 2001, 2000, and
1999, Registrant charged $120,000, $267,000 and
$785,000, respectively, to the provision for loan losses and $0, $0 and $0, respectively, to the provision for losses on foreclosed assets.

Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

The distribution of Registrant's allowance for losses on loans at the dates indicated and the percent of loans in each category to total loans is summarized as follows:

                 	       At September 30,
              2001		2000		1999		1998		1997

    $    % 	     $    %       $    % 	 $   %       $   %
	                           (Dollars in Thousands)

Residential
 real estate $665 83.14% $668 86.84% $689 83.74% $689 81.51% $603 86.47%
Commercial
 real estate 124 6.91 103 4.83 70 5.05 22 2.80 12 1.67
Commercial business 116 5.21 77 3.64 50 3.64 38 4.87 76 2.54
Consumer 519 4.74 529 4.69 509 7.57 388 10.82 278 9.32
Total $1,424 100.00 1,377 100.00 1,318 100.00 1,137 100.00 969 100.00
	 ===== ====== ===== ======= ==== ====== ===== ====== ==== ======

The following table sets forth information with respect to Registrant's allowance for loan losses at the dates indicated:

                                      September 30,
	                       2001    2000     1999     1998    1997
	                              (Dollars in Thousands)

Total loans outstanding   $144,473 $191,514 $177,840 $174,733 $158,163
                           =======  ======   =======  ======= =======
Average loans outstanding $165,831 $184,269 $176,318 $167,490 $145,395
			         =======  =======  =======  =======  =======
Allowance balances
  (at beginning of year)     1,377    1,318    1,137      969      740
Provision (credit):
  Real estate-mortgage	        --       --       --       75       88
  Consumer	                    60      207      725      130      220
  Commercial		        60       60       60       60       --
	                         120      267      785      265      308
Charge-offs:
  Real estate-mortgage	       (11)     (21)      --       (2)     (17)
  Consumer		            (149)    (331)  	(658)    (105)     (75)
	                        (160)    (352)  	(658)    (107)     (92)
Recoveries:
  Real estate-mortgage	         9       --    	  --        1       13
  Consumer	                    78      144   	  54        9       --
	                          87      144   	  54       10       13
Net(charge-offs)recoveries     (73)    (208)    (604)     (97)     (79)
                                ==      ===      ===       ==       ==
Allowance balance
 (at end of year)         $  1,424   $1,377   $1,318  $ 1,137    	$969
                             ======== ======== ======   ======    ====
Allowance for loan losses as
  a percent of total loans
  outstanding		       0.99%   0.72%    0.74%	  0.65%    0.61%
                              =====    =====    =====   =====    =====
Net loans charged off as a
  percent of average loans
  outstanding		       0.04%   0.11%    0.34%	  0.06%    0.06%
                               =====   =====    =====   =====    =====

Interest Bearing Accounts Held at Other Financial
Institutions

As of September 30, 2001, the Company had a balance of $18,974,000 of interest-bearing deposits in other financial institutions, principally with the Federal
Home Loan Bank ("FHLB") of Topeka (including up to
$100,000 at the other financial institutions covered by FDIC deposit insurance and held in time deposits). The
Company maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

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

As of September 30, 2001, Registrant had an investment portfolio of approximately $30.9 million, consisting primarily of U.S. Government agency obligations, U.S. Treasury securities, investment grade corporate debt securities, municipal obligations, and FHLB stock as permitted by the OTS regulations. Of this portfolio, approximately $1.4 million consists of investments in common stock of other issuers. Registrant has also invested in mortgage-related securities principally in Federal National Mortgage Association ("FNMA") ARMs and FHLMC ARMs, and to a lesser extent, Collateralized Mortgage Obligations ("CMOs"). Registrant anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Topeka. Registrant will continue to seek high quality investments with short to intermediate maturities and duration from one to five years.

The Registrant adopted the provisions of SFAS
No. 133,  "Accounting for Derivative Instruments and
Hedging Activities" as of October 1, 2000. As permitted by SFAS No. 133, on October 1, 2000, the Company transferred all of its securities from the held-to-maturity portfolio to the available-for-sale and trading portfolios.

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

Investment Portfolio

The following table sets forth the carrying value of Registrant's investment securities portfolio, short-term investments, mutual funds, and FHLB stock, at the dates indicated. None of the investment securities held as of September 30, 2001 was issued by an individual issuer in excess of 10% of Registrant's capital, excluding the securities of U.S. Government and U.S. Government
Agencies and Corporations.

		                                At September 30,
	                               2001  	     2000  	     1999
                                          	(In thousands)
Investments Held to Maturity:
  U.S. Agency Securities		$     -	$   27,482	$   27,465
  Municipal Obligations             	-	     1,185	     1,385
  Total Investments Held to
    Maturity                              -         28,667      28,850

Investments Available-for-Sale:
  U.S. Agency Securities              8,508	     1,952       4,000
  Common Stock                        1,444	     3,644 	     4,378
  Municipal Obligations               1,019              -           -
  FHLB Stock                          3,598          3,800	     3,441
  Other                                 230            291         300
  Corporate Notes and Bonds             198            182         193
  Total Investments Available
   -for-Sale                         14,997          9,869      12,312
  Total Investments                $ 14,997	  $ 38,536	  $ 41,162
                                     ======         ======      ======

Registrant classifies its investments in accordance with SFAS No. 115.


Investment Portfolio Maturities

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's nvestment securities portfolio as of September 30, 2001.
Yields on tax-exempt obligations have not been computed on a tax equivalent basis.

                                As of September 30, 2001
1 Yr or Less 1-5 Yrs 5-10 Yrs More than 10 Yrs Total Investment Securities
Carrying Avg   Carrying Avg   Carrying Avg   Carrying Avg   Carrying Avg
Value    Yield Value    Yield Value    Yield Value    Yield Value    Yield
                                (Dollars in Thousands)

Investment Securities:
  U.S. Agency
    Obligations $7,508 6.28% $-- --% $-- --% $1,000 6.52% $8,508 6.31%
  Municipal Obligations 150 4.93 384 5.24 485 4.79 --  -- 1,019 4.97
  Corporate Notes and Bonds -- -- 150 12.00 -- -- 48 9.00 198 11.25
    Total $7,658 6.25% $534 7.27% $485 4.79% $1,048 6.64% $9,725 6.28%


Mortgage-Backed Securities

To supplement lending activities, Registrant invests in residential mortgage-backed securities.
Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity.

At September 30, 2001, the mortgage-backed securities portfolio had a fair value of $15.9 million and an amortized cost of $15.3 million. All mortgage-backed securities are classified as available for sale and are recorded at fair value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity (net of tax effects).

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

The collateralized mortgage obligations
("CMOs") (in the form of real estate mortgage investment conduits) held by Registrant at September 30, 2001 totaled $1.5 million at fair value and consisted of CMOs issued by FHLMC, FNMA and private issuers. The aggregate book value of CMOs issued by any one private issuer did not exceed 10% of stockholders' equity at September 30, 2001, 2000, or 1999. The portfolio of
CMOs held in Registrant's mortgage-backed securities portfolio at September 30, 2001 did not include any residual interests in CMOs. Further, at September 30, 2001, Registrant's mortgage-backed securities portfolio did not include any "stripped" CMOs (i.e., CMOs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest).

The following table sets forth the carrying value of Registrant's mortgage-backed securities portfolio at the dates indicated.

                           Weighted
                        Average Rate At
             September 30, 2001   2001   2000    1999
	                               (Dollars in Thousands)
FNMA ARMs		         5.89% $ 3,472 $4,986 $5,901
FHLMC ARMs		         5.57%   1,108  1,461  1,901
FHLMC Fixed Rate	         7.17%   9,550     50     80
GNMA Fixed Rate	         8.00%      10     44    103
FNMA Fixed Rate	         5.50%     248    305    344
CMOs		               5.64%   1,504  3,266	 5,160
 Total Held for Investment --         -- 10,112 13,489
 Total Held for Sale	   6.60%  15,892	   --     --


Mortgage-Backed Securities Maturity. The following table sets forth the contractual maturity of Registrant's mortgage-backed securities portfolio at
September 30, 2001. The table does not include scheduled principal payments and estimated prepayments.

	                                 Contractual
                                     Maturities Due
	                               (In Thousands)
Less than 1 year                		$0
1 to 3 years	                       252
3 to 5 years	                         0
5 to 10 years		                 404
10 to 20 years		              11,732

Over 20 years	                     3,504
Total mortgage-backed securities	 $15,892
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

Money Market and NOW accounts constituted
$19.8 million, or 13.3% of Registrant's deposit portfolio at September 30, 2001. Non-interest bearing demand accounts constituted $8.0 million, or 5.4% of the deposit portfolio at September 30, 2001. Savings deposits constituted $8.4 million, or 5.7% of the deposit portfolio at September 30, 2001. Certificates of deposit constituted
$111.9 million or 75.6% of the deposit portfolio, including certificates of deposit with principal amounts of $100,000 or more which constituted $20.7 million or 14.0% of the deposit portfolio at September 30, 2001.
As of September 30, 2001, Registrant had no brokered deposits. At September 30, 2001, $17 million in securities were pledged as collateral for public funds.

Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

Jumbo Certificates of Deposit

The following table indicates the amount of Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2001.


	                        (In Thousands)
Maturity Period
Within three months      		$   9,282
Over three through six months	          6,035
Over six through twelve months	    4,171
Over twelve months		          1,228
    Total		                  $  20,716



Borrowings

Deposits are the primary source of funds of Registrant's lending and investment activities and for its general business purposes. Registrant may obtain advances from the FHLB of Topeka to supplement its supply of lendable funds, and Registrant has utilized this funding source. Advances from the FHLB of Topeka would typically be secured by a pledge of Registrant's stock in the FHLB of Topeka and a portion of Registrant's first mortgage loans and certain other assets.
Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2001, Registrant had
$21.0 million outstanding from the FHLB of Topeka and no borrowings of any other kind.

Personnel

As of September 30, 2001 Registrant had 55 full-time and 5 part-time employees. None of Registrant's employees are represented by a collective bargaining group.

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

As a member of the SAIF, the Bank pays an insurance premium to the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance
Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions at 0% to 0.27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

Regulatory Capital Requirements.   OTS capital
regulations require savings associations to meet two capital standards: (1) a leverage ratio (core capital) requirement of 4% of total adjusted assets and (2) a risk-based capital requirement equal to 8% of total risk-weighted assets. Additional regulatory requirements are discussed in Note 11 to the Consolidated Financial
Statements. These additional capital requirements effectively require higher levels of capital.

As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 2001:

	                   				Percent of
                                                 Adjusted
                              Amount              Assets
	                          (Dollars in Thousands)

Core Capital:
Regulatory requirement		$ 7,892	        4.0%
Regulatory capital	       19,317	        9.8
  Excess	                  $11,425     	  5.8%

Risk-Based Capital:
Regulatory requirement		$ 7,962             8.0%
Regulatory capital		 20,563            20.7
  Excess		            $12,601	       12.7%

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test pursuant to OTS regulations or they become subject to certain operating restrictions. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of September 30, 2001, the Bank was in compliance with its QTL requirement.

Federal Reserve System.  The Federal Reserve
Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2001, the Bank was in compliance with this requirement.

Proposed Regulation. The OTS has announced that it will consider amending its capital standards so as to more closely conform its requirements to those of the other federal banking agencies. The impact of this possible change is not expected to materially impact the Bank. The impact on the Company cannot yet be determined.

Executive Officers of the Registrant

Larry L. Schugart, age 62, has been with the Bank for 37 years, serving as President since 1985, and has been the President, Chief Executive Officer and a director of the Company since its incorporation in November 1993. He is a former director of the Federal
Home Loan Bank of Topeka where he served on the Finance and Executive Committees. Mr. Schugart is a member and chair of various committees of the Heartland
Community Bankers Association, is a past Chairman of the Kansas-Nebraska League of Savings and serves as a member of the Governmental Affairs Committee of the America's Community Bankers. Mr. Schugart is a member of the Dodge City Area Chamber of Commerce and the Dodge City/Ford County Development
Corporation. In addition, Mr. Schugart has been president of numerous civic and charitable organizations in Great Bend.

Stephen H. Sundberg, age 54, has served as a Senior Vice President and as Chief Financial Officer of the Company and the Bank since May, 2000. Prior to joining the Company, Mr. Sundberg was General
Manager and an owner of a professional employment organization. Prior to that he was a stockholder in corporations providing transportation and services to packing plants in the central United States. Mr. Sundberg is a CPA and a member of the AICPA and Kansas
Society of CPAs.  He is past president of Finney County
Big Brothers/Big Sisters, served as a school Board member of USD 457 and has served as a member of various city boards for the City of Garden City, Kansas.

Gary L. Watkins, age 46, has been employed by the Bank since 1985 and is currently a Senior Vice
President, Chief Operating Officer, and Secretary of the
Company and Bank. He is also a member of the Kiwanis and the Board of Directors of Trinity Association. Mr.
Watkins is a past Vice President of the Dodge City Area
Chamber of Commerce.

Item 2. Properties

Registrant owns its main office in Dodge City and four branch offices and leases one additional branch office and one loan origination office. Registrant also leases a parking lot for its main office.

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
Holders

On September 27, 2001, the Company held a special meeting for its stockholders where the stockholders approved the merger transaction by and among the Company and MNB Bancshares, Inc. with and into Landmark Bancorp, Inc. As of the record date of the special meeting, there were 1,092,438 issued and outstanding shares of Common Stock. The voting results were as follows:

	                             Withheld/       Broker
                            For    Against Abstain Non-Votes
For the merger transaction 649,489 1,043 7,297 434,609

PART II

Item  5.  Market for Registrant's Common Equity and
Related Stockholder Matters

There were 1,101,938 shares (net of treasury stock) of Common Stock outstanding on September 30, 2001, held by approximately 300 stockholders of record
(not including the number of persons or entities holding the stock in nominee or street name through various brokerage firms). Since its issuance in March 1994, the Company's common stock has been traded on the Nasdaq
National Market. Prior to the Merger, the daily stock quotation for the Company was listed in the Nasdaq
National Market section published in The Wall Street
Journal and other leading newspapers under the trading symbol "LARK". The following table reflects stock price information based on sales as published by the Nasdaq
National Market statistical report for each quarter for fiscal years 2001 and 2000.

 				      Year Ended September 30,
					2001			2000
				  HIGH	LOW	  HIGH   LOW

	 First Quarter 	  19 1/4	17 1/2  21 1/2 15 1/4
	 Second Quarter 	  18 1/2	15 7/8  20     13 1/4
	 Third Quarter 	  19    	16 5/9  18     14
	 Fourth Quarter 	  22 1/6	18 1/9  19 1/2 15 1/4

	The following table sets forth, for each quarter the dividends declared on the common stock for the indicated fiscal years ended September 30. The Company's ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank. The Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

 		                   		Year Ended September 30,
		Dividends per share		2001		       2000

		 First Quarter 		      $0.15 	      $0.15
		 Second Quarter 			 0.15 		 0.15
		 Third Quarter 			 0.15 		 0.15
		 Fourth Quarter 			 0.15 		 0.15

Item 6.  Selected Financial Data

FIVE-YEAR FINANCIAL SUMMARY**

Selected Financial Condition Data (Dollars in Thousands)
At September 30, 			2001	   2000	1999	   1998	1997

Total assets	       $200,255 $250,676 $244,116 $225,368 $227,850
Loans receivable, net (1)     144,473 191,514 177,840 174,733 158,163
Investments held-to-maturity      -0-  38,779  42,339  33,299  55,528
Investments available-for-sale 30,889   9,588  12,022   9,221   7,123
Cash and cash equivalents	 20,001   5,090   5,976   2,844   2,741
Deposits 		            148,064 165,325 158,936 154,793 144,735
FHLB borrowings		       21,000  57,000  58,000  41,700  46,200
Stockholders' equity		 26,099  23,662  22,404  25,024  32,245

Summary of Operations (Dollars in Thousands)
Year Ended September 30,   2001	   2000	1999	   1998	1997

Interest income	         $16,438 $18,230 $17,059 $17,207 $16,695
Interest expense	           9,909  11,229  10,029  10,216   9,768

  Net interest income        6,529   7,001   7,030   6,991   6,927
Provision for loan losses	 120     267     785     265     308

  Net interest income after provision
  for losses on loans 	               6,409     6,734 6,245 6,726 6,619
Non-interest income	               2,353       977 1,636 1,226 1,026
Non-interest expense		         4,277     4,056 4,191 4,134 3,581

Income before income taxes	         4,485     3,655 3,690 3,818 4,064
Provision for income taxes		   1,780 	 1,272 1,334 1,454 1,550
Cumulative effect of change in
  accounting principle, net of tax	    (215)	 - 	   -      -      -
Net income	                       $2,490	$2,383 $2,356 $2,364 $2,514
	                             ====== ====== ====== ====== ======
Basic earnings per share 	     $2.35(2) $2.19  $2.06  $1.56  $1.52
                                    =====    =====  =====  =====  =====
Diluted earnings per share	     $2.18(3) $2.04  $1.87  $1.42  $1.42
                                    =====    =====  =====  =====  =====
Dividends per share 		     $0.60 	$0.60  $0.70  $0.60  $0.40
                                    =====  =====  =====  =====  =====
Book value per common share
   outstanding at September 30     $23.68 $21.37 $19.80 $18.84 $19.10
	                             ====== ====== ====== ====== ======

**   The selected consolidated financial data of the
Company should be read in conjunction with, and is qualified in its entirety by, the Consolidated
Financial Statements of the Company, including the related notes.
(1) Includes loans held for sale totaling $2,486, $8,854, $604, $2,409, and $490 at September 30, 2001, 2000,
	 1999, 1998 and 1997, respectively.
(2) Net of effect of $(0.20) for cumulative effect of change in accounting principle.
(3) Net of effect of $(0.18) for cumulative effect of change in accounting principle.

FIVE-YEAR FINANCIAL SUMMARY

Selected Ratios and Other Data

At or For the Year Ended September 30,   2001  2000  1999  1998  1997

Return on average assets                   1.13% 0.97% 1.01% 1.03% 1.12%
Return on average equity	            10.17 10.23 10.09  7.52  7.79
Average equity to average assets	      11.30  9.48 10.02 13.71 14.44
Equity to assets at period end	      13.03  9.44  9.18 11.10 14.15
Net interest spread	                   2.57  2.48  2.64  2.41  2.41
Net yield on average interest-earning
  assets                                   3.09  2.93  3.10  3.12  3.16
Non-performing assets to total assets	 0.50  0.52  0.26  0.34  0.30
Non-performing loans to net loans	       0.53  0.59  0.28  0.39  0.27
Allowance for loan losses to total loans	 0.99  0.72  0.74  0.65  0.61
Dividend payout 	                        25.38 27.31 34.18 39.31 26.95
Number of:
  Loans outstanding	                  5,383 5,996 6,262 6,741 6,210
  Deposit accounts	              11,598 11,649 12,461 12,878 12,888
  Full service offices	                  6      6      6      6      5


Item  7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of the Company and the Bank should be read in conjunction with the accompanying Consolidated Financial Statements.

Recent Events

Effective Tuesday, October 9, 2001, the
Company and MNB Bancshares, Inc. completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. In addition, the Bank merged with Security
National Bank and the resulting bank changed its name to Landmark National Bank, which is the wholly-owned subsidiary of Landmark Bancorp, Inc.

The Company is the accounting predecessor to the new Landmark Bancorp, Inc. Therefore, because the Merger was consummated after the end of the Company's latest fiscal year, September 30, 2001, the Company is required to file this Annual Report on Form 10-K for its fiscal year ended September 30, 2001. The information presented in the following discussion does not take into account the consummation of the Merger, and presents information only on behalf of the Company, and not with respect to MNB Bancshares, Inc. or Landmark Bancorp,
Inc. Therefore, much of the discussion throughout this document no longer applies, and the information should be read only as a report on the business of the Company for the fiscal year ended September 30, 2001.

Landmark Bancorp, Inc., the resulting company from the Merger, has a fiscal year ending on December
31. Therefore, Landmark Bancorp, Inc. will file a Form
10-K with audited consolidated financial information in March 2002.

General

The Bank is primarily engaged in the business of attracting deposits from the general public and using those deposits, together with other funds, to originate mortgage loans for the purchase and refinancing of residential properties located in central and southwestern Kansas. In addition, the Bank offers and purchases loans through correspondent lending relationships in Kansas and in other states. The Bank also makes commercial, automobile, second mortgage, equity and deposit loans.
The Bank's market has historically provided an excess of savings deposits over loan demand. Accordingly, in addition to originating loans in its market, the Bank also purchases mortgage-backed securities and investment securities.

The Company's operations, as with those of the entire banking industry, are significantly affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies.
Lending activities are influenced by the demand for loans, competition among lenders, the prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings in the market area.

The earnings of the Bank depend primarily on its level of net interest income, which is the difference between interest income and interest expense. The
Bank's net interest income is a function of its interest rate spread, which is determined by the difference between rates of interest earned on interest-earning assets, and rates of interest paid on interest-bearing liabilities. The Bank's earnings are also affected by its provision for losses on loans, as well as the amount of non-interest income and non-interest expense, such as compensation and related expenses, occupancy expense, data processing costs and income taxes.

The Company's strategy for growth emphasizes both internal and external growth. Operations focus on increasing deposits, making loans and providing customers with a high level of customer service. As part of the Bank's emphasis on external growth, the Bank has expanded its operations within its market areas. During fiscal 1998, the Bank opened a branch office in Dodge
City and a loan origination office in the Kansas City area.
As part of the Bank's strategy for internal growth, during fiscal 1997, the Bank established a commercial loan department and has been active in increasing its market share of the commercial lending market.

This management's discussion and analysis of financial condition and results of operations contains, or incorporates by reference, forward-looking statements that involve inherent risks and uncertainties. The
Company cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, economic conditions, adequacy of allowance for loan losses, technology changes and competition in the geographic and business areas in which the Company conducts its operations. These statements are based on management's current expectations. Actual results in future periods may differ from those currently expected because of changes in the factors referred to above and various risks and uncertainties.

The Company does not undertake, and
specifically disclaims, any obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Condition

Consolidated total assets decreased $50,420,590 or 20% from $250,675,975 at September 30, 2000 to
$200,255,385 at September 30, 2001. The principal factors contributing to the decrease in assets was the decrease in loans receivable and investment securities during the year.

Cash and cash equivalents. Cash and cash equivalents increased $14,910,878 or 293%, from $5,089,971 at September 30, 2000 to $20,000,849 at
September 30, 2001. This increase results from sales of investments and certain callable investments being called prior to year end.

Loans receivable. Net loans receivable held-for-investment decreased $40,672,627 or 22%, from $182,659,647 at September 30, 2000 to $141,987,020 at
September 30, 2001. Real estate loans decreased
$39,174,446 or 23%, from $168,106,976 at September
30, 2000 to $128,932,530 at September 30, 2001.
Approximately $18 million of loans were transferred to mortgage-backed securities during the current year to allow the Bank to take advantage of market conditions.
Many borrowers took advantage of lower interests rates during the year to refinance loans. As part of the Company's plan to reduce interest rate risk, approximately $15 million in loans were sold as discussed under Asset/Liability Management. The Bank continues to sell most fixed rate residential mortgage loans originated since the adoption of the plan to reduce interest rate risk.

The allowance for loan losses was increased
$47,422, from $1,376,707 at September 30, 2000 to
$1,424,129 at September 30, 2001. The continued increase in loan loss reserves is based on management's evaluation of the Bank's loan portfolio, discussed further in the "Results of Operations" section.

The Bank had impaired loans of $640,759 and $505,276 at September 30, 2001 and 2000, respectively.
A loan is impaired when, based on management's evaluation of current and historical information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Loans that are classified as impaired are typically collateral dependent; therefore, impairment is measured based upon the fair value of the collateral less estimated costs to sell. Impairment is recognized by creating a valuation allowance with a corresponding charge to provision for loss on loans.

Management, as part of the monitoring and evaluation of non-performing loans, classifies loans and repossessed assets in accordance with regulatory provisions as loss, doubtful or substandard. Total assets classified as of September 30, 2001 and 2000, amounted to $1,336,000, and $1,870,000, respectively. Those loans classified that are not recognized as impaired include loans that are currently past due 90 days or more and still accruing interest, or have a past history of delinquency. Classified loans decreased $534,000 during fiscal 2001. The decrease was largely the result of management's efforts to collect past due loans and insuring loan originations follow lending policies. At
September 30, 2001, the Bank's ratio of total non-performing assets to total assets was 0.50%. The Bank will continue with its aggressive collection policies to keep non-performing assets to a minimum, but no assurance can be given that negotiations with borrowers will continue to be successful. Classified loans have been considered by management in the evaluation of the adequacy of the allowance for loan loss.

Investment securities. As permitted by the Statement of Financial Accounting Standard (SFAS) No.
133, Accounting for Derivative Instruments and Hedging
Activities, on October 1, 2000, the Company transferred all of its held-to-maturity investment and mortgage-backed securities portfolios to available-for-sale and trading portfolios. See Note 2 of the Consolidated
Financial Statements for further discussion.

Investment Securities available-for-sale increased from $9,869,378 at September 30, 2000 to $30,888,921 or 213%. This increase is the net of the increase from the transfer in of held-to-maturity investments and dispositions of available-for-sale investments. Proceeds from the sales of available-for-sale assets for the current year were $37,211,072.

Foreclosed assets. The balance of foreclosed assets at September 30, 2001 and 2000 was $232,934 and $170,724 respectively. The September 30, 2001 balance in foreclosed assets consisted of four single-family residences.

Deposits. Deposits decreased $17,261,938, or
10%, from $165,325,440 at September 30, 2000 to
$148,063,502 at September 30, 2001. This decrease relates primarily to the decrease in certificates of deposit accounts of $24,806,355 from $136,695,224 at
September 30, 2000 to $111,888,869 at September 30,
2001. The decrease in certificates of deposit accounts relates primarily to a decrease in public funds. Public funds on deposit totaled $11,396,629 at September 30, 2001 compared to $37,411,681 at September 30, 2000, a decrease of $26,015,052 or 69.54%. The cost on savings deposits and certificates of deposit decreased 70 basis points from 5.65% at September 30, 2000 to 4.95% at September 30, 2001. The cost on demand deposits decreased 63 basis points from 2.25% at September 30, 2000 to 1.62% at September 30,2001.

Of the $111,888,869 in certificates of deposit held by the Bank at September 30, 2001, $96,863,474 of these deposits will mature during the year ending
September 30, 2002. The majority of the Bank's time deposits consist of regular deposits from customers and institutional investors from the Bank's surrounding community rather than brokered deposit accounts. As a result, most of these local accounts are expected to remain with the Bank upon renewal.

Advances and other borrowings from Federal
Home Loan Bank. The Bank has continued to utilize advances from the Federal Home Loan Bank ("FHLB") as a source of funds. Fixed term advances from the FHLB totaled $21,000,000 and $57,000,000 at September
30, 2001 and 2000, respectively. The Bank also has a line of credit with the FHLB. The Bank had an outstanding balance on the line of credit of $0 and $0 at September 30, 2001 and 2000, respectively. The funds provided by these borrowings were used primarily to fund lending activity throughout the year. The weighted average cost of these borrowings from the FHLB was 5.43% and 6.31% as of September 30, 2001 and 2000,
respectively. Of the advances and other borrowings outstanding at September 30, 2001, $0 matures during the year ending September 30, 2002.

Stockholders' equity. Stockholders' equity increased $2,437,384, or 9%, from $23,662,004 at
September 30, 2000 to $26,099,388 at September 30,
2001. As of September 30, 2001 the Company had repurchased 1,179,374 shares, or 51.70% of its outstanding common stock to enhance stockholder value.
Total stock repurchases for the year ended September 30, 2001 amounted to 25,475 shares at a cost of $472,897.

Average Balances, Interest and Average Yields and
Rates

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances

 		At			For Year Ended September 30,

		September 30,
		  2001		   2001

				Average 	     Average
		 Yield/Cost Balance Interest Yield/Cost

		(Dollars in Thousands)
Interest-earning assets:
  Loans receivable 		  8.03% $164,165 $13,591 8.28%
  Mortgage-backed securities	  6.60% 14,070 962 	 6.84%
  Investment securities 	  6.31% 28,280 1,707 	 6.04%
  Other interest-earning assets 3.02% 4,911  178 	 3.62%

     Total interest-earning assets 7.62% $211,426 $16,438 7.77%

Non-interest earning assets:			 8,392
     Total assets				     $219,818

Interest-bearing liabilities:
  Demand deposits		 1.62% $22,716 $5322.34%
  Savings deposits and certificates
    of deposit		 4.95% 131,911 7,249 5.50%
  Other liabilities	 5.43% 35,810  2,128 5.94%

     Total interest-bearing liabilities 4.46% $190,437 $9,909 5.20%

Non-interest bearing liabilities			 4,536

     Total liabilities				    $194,973

Stockholder's equity	                        24,845

     Total liabilities and stockholders' equity $219,818

Net interest income						 $6,529
Interest rate spread    3.16%						  2.57%

Net yield on interest-earning assets 				  3.09%

Ratio of interest-earning assets
    to interest-bearing liabilities				      111.02%


					For Year Ended September 30,


		           2000				     1999

		 Average 	        Average 	  Average	        Average
		 Balance  Interest  Yield/Cost  Balance  Interest  Yield/Cost

		(Dollars in Thousands)
Interest-earning assets:
  Loans receivable 		  $184,269 $14,783 8.02% $176,318 $14,102 8.00%
  Mortgage-backed securities	   11,752  765 	6.51% 17,555 1,108 6.31%
  Investment securities 	   38,349  2,504 	6.53%	29,384 1,728 5.88%
  Other interest-earning assets  4,558  178 	3.91%	3,548 121 3.41%

     Total interest-earning assets
                                $238,928 $18,230 7.63% $226,805 $17,059 7.52%

Non-interest earning assets:	        6,898 			6,231
     Total assets			     $245,826 		   $233,036

Interest-bearing liabilities:
  Demand deposits		            $23,608 $630 2.67% $22,941 $597 2.60%
  Savings deposits and certificates
    of deposit		            130,047 6,710 5.16% 133,729 6,918 5.17%
  Other liabilities	             64,253  3,889 6.05% 48,671 2,513 5.16%

     Total interest-bearing liabilities
                               $217,908 $11,229 5.15% $205,341 $10,028 4.88%

Non-interest bearing liabilities	       4,618                  4,348

     Total liabilities			    $222,526 	             $209,689

Stockholder's equity	                  23,300		         23,347

     Total liabilities and stockholders' equity $245,826               $233,036

Net interest income					  $7,001

Interest rate spread    3.16%					   2.48%                   2.64%
																		3.10%
Net yield on interest-earning assets 			   2.93%

Ratio of interest-earning assets
    to interest-bearing liabilities				 109.65%	                110.45


The following Rate/Volume Analysis table presents, for the periods indicated, information regarding changes in interest income and interest expense (in thousands) of the Company. For each category of interest-earning assets and interest-bearing liabilities, information is provided on the changes attributable to (i) changes in volume (changes in average daily balances of the portfolio multiplied by the prior year rate), (ii) changes in rate (changes in rate multiplied by prior year volume), and (iii) changes in rate/volume (changes in rate multiplied by the change in average volume).

 			                        Years Ended September 30,

				        2001 vs. 2000 		     2000 vs. 1999
				      Increase (Decrease)   Increase (Decrease)
				             Due to	            Due to
				               Rate/		       Rate/
				   Volume Rate Volume Net Volume Rate Volume Net
						 (In Thousands)
Interest income:
 Loans receivable		  $(1,619) $479 $(52) $(1,192) $642 $36  $3 $681
 Mortgage-backed securities   151    39    7      197  (366) 35 (12)(343)
 Investment securities	     (657) (188)  48     (797)  527 191  58  776
 Other interest-earning assets 14   (13)  (1)       -    35  18   4   57
  Total interest-earning
    assets                $(2,111) $317 $2 $(1,792) $838 $280 $53 $1,171

Interest expense:
 Demand deposits		 $  (24)  $(78)  $4   $(98)  $17  $16  $-   $33
 Savings deposits and
  certificates of deposits   96    442    1    539  (195) (13)  -  (208)
 Other liabilities	 (1,725)  (71)   35  (1,761) 804  433 139 1,376

  Total interest-bearing
   liabilities	$(1,653) $293 $ 40 $(1,320) $626 $436 $139 $1,201

Change in net
  interest income $(458) $24 $(38) $(472) $212 $(156)$(86) $(30)



Results of Operations

General. Net income increased $106,829, or 4.48%, from $2,383,365 for the year ended September
30, 2000 to $2,490,194 for the year ended September 30, 2001. This resulted in diluted earnings per share of $2.18
($2.35 per basic share) for fiscal year 2001 compared to $2.04 per diluted share ($2.19 per basic share) for fiscal year 2000. This increase in net income relates primarily to an increase in non-interest income offset by a decrease in net interest income after provision for loan losses.

Net income increased $27,795, or 1.18%, from $2,355,570 for the year ended September 30, 1999 to $2,383,365 for the year ended September 30, 2000. This resulted in diluted earnings per share of $2.04 ($2.19 per basic share) for fiscal year 2000 compared to $1.87 per diluted share ($2.06 per basic share) for fiscal year 1999.
This slight increase in net income relates primarily to a reduction in the provision for losses on loans offset by a decrease in other non-interest income.

Net interest income. The operating results of the Company depend to a great degree on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings.

Total interest income decreased $1,792,425, or 9.83%, to $16,438,183 for the year ended September 30, 2001, from $18,230,608 for the year ended September
30, 2000. This decrease resulted partly from the average yield on interest-earning assets decreasing to 7.62% for the year ended September 30, 2001 compared to 7.75% for the year ended September 30, 2000. Additionally, the decrease was the result of a decrease in the size of the loan and investment portfolios. The change in interest income due to the volume of loans receivable was a decrease of $1,619,000 during fiscal year 2001 from fiscal year 2000. The change in interest income due to the volume of investment securities was a decrease of $657,000 during fiscal year 2001 from fiscal year 2000.
Income resulting from the increase in loan and investment volume was partially offset by increases in the volume of mortgage-backed securities.

Interest expense for the year ended September 30, 2001 decreased $1,320,164 or 12%, to $9,909,196 from
$11,229,360 at September 30, 2000. This decrease is primarily due to a decrease in the volume of borrowed funds. The Bank's rate/volume analysis reflects approximately $1,653,000 of the decrease in interest expense resulting from changes in volume.

Net interest income decreased $472,261, from $7,001,248 for the year ended September 30, 2000 to $6,528,987 for the year ended September 30, 2001.
Based on the portfolios of interest-earning assets and interest-bearing liabilities at the end of the last three fiscal years, interest rate spreads were 3.16%, 2.25% and 2.89% at September 30, 2001, 2000 and 1999,
respectively. The decrease in net interest income is attributable to the decrease in loan balances during fiscal 2001. The Bank, as part of its interest rate risk reduction plan, as discussed in Note 2 of the consolidated financial statements for the fiscal year ended September 30, 2001, has sold loans, moved loans to mortgage-backed investments, and sold fixed rate mortgage loans originated in the current fiscal year. This has substantially reduced the loan portfolio and corresponding interest income.
This reduction in income has been partially offset by a reduction in borrowings and lower interest rates paid on deposits.

Total interest income increased $1,171,556, or 6.87%, to $18,230,608 for the year ended September 30, 2000, from $17,059,052 for the year ended September
30, 1999. This increase resulted partly from the average yield on interest-earning assets increasing to 7.63% for the year ended September 30, 2000 compared to 7.52% for the year ended September 30, 1999. Additionally, the increase was the result of an increase in the size of the loan and investment portfolios. The change in interest income due to the volume of loans receivable was an increase of $642,000 during fiscal year 2000 from fiscal year 1999. The change in interest income due to the volume of investment securities was an increase of $527,000 during fiscal year 2000 from fiscal year 1999.
Income resulting from the increase in loan and investment volume was partially offset by decreases in the volume of mortgage-backed securities.

Interest expense for the year ended September 30, 2000 increased $1,200,765, or 11.97%, to $11,229,360 from $10,028,595 at September 30, 1999. This increase is primarily due to an increase in the volume of borrowed funds. The Bank's rate/volume analysis reflects approximately $626,0000 of the increase in interest expense resulting from changes in volume.

Net interest income decreased $29,209, from $7,030,457 for the year ended September 30, 1999 to $7,001,248 for the year ended September 30, 2000.
Based on the portfolios of interest-earning assets and interest-bearing liabilities at the end of the last three fiscal years, interest rate spreads were 2.25%, 2.89% and 2.51% at September 30, 2000, 1999 and 1998,
respectively. The decrease in net interest income is attributable to the overall increase in interest rates during fiscal 2000. As interest rates increase, the Bank's interest rate sensitive liabilities reprice faster than its interest rate sensitive assets causing a decline in the Bank's interest rate spread and margin. This has resulted from an increase in the Bank's cost of funds that could not be immediately offset by an increase in its yield on earning assets. This has been partially offset by an increase in net interest income attributable to volume of $212,000 resulting from a shift in the composition of interest-earning assets from generally lower yielding mortgage-backed securities to loans and investment securities. The risks related to interest rate movement are managed and continuously reviewed by management. See
"Asset/Liability Management."

Provision for losses on loans. The Bank maintains, and the Board of Directors monitors, allowances for losses on loans. These allowances are established based upon management's periodic evaluation of known and inherent risks in the loan portfolio, review of significant individual loans and collateral, review of delinquent loans, past loss experience, adverse situations that may affect the borrowers' ability to repay, current and expected market conditions, and other factors management deems important. Determining the appropriate level of reserves involves a high degree of management judgment and is based upon historical and projected losses in the loan portfolio and the collateral value of specifically identified problem loans.
Additionally, allowance strategies and policies are subject to periodic review and revision in response to current market conditions, actual loss experience and management's expectations.

The allowance for loss on loans was $1,424,129 at September 30, 2001 and $1,376,707 at September 30,
2000.  The provision for losses on loans decreased
$146,900, or 55% from $266,970 for the year ended
September 30, 2000 to $120,000 for the year ended
September 30, 2001. The decrease in the provision was related to the reduction in loan balances during fiscal
2001 along with management's evaluation of the allowance in relation to the Bank's loan portfolio.

During fiscal 1999 the Bank became aware that a large number of consumer loans at one branch had not been properly underwritten. Throughout fiscal 1999, management realized the degree of the problem and began to adjust the allowance accordingly. The Bank also took additional steps to ensure that proper underwriting guidelines would be followed in the future. Management is now keenly aware of the need to closely monitor the consumer loan underwriting process and has made every effort to identify and address any substandard consumer loans. The Bank continues to rely on the origination of consumer loans and it intends to enforce proper underwriting guidelines prior to loan origination. The
Bank increased the allowance for loan losses during fiscal
2000 and 1999 in response to the identified loans.

The Bank had loan chargeoff's, net of recoveries, of $72,578 and $207,939 for fiscal years 2001 and 2000, respectively. Historical non-performing loan ratios are presented with the five-year financial summary information. While management maintains its allowance for loan losses at levels which it considers adequate to provide for potential losses, there can be no assurance that additions will not be made to the allowance in future years and that such losses will not exceed the estimated amounts.

The allowance for loan losses was $1,376,707 and $1,317,676 at September 30, 2000 and 1999,
respectively. The provision for losses on loans was $266,970 for the year ended September 30, 2000 compared to $785,000 for the year ended September 30, 1999, a decrease of $518,030 or 66%. The decrease in the provision for the year ended September 30, 2000 was based on management's evaluation of the allowance in relation to the Bank's loan portfolio, including non-mortgage lending, and the decrease in non-performing loans discussed above.

Non-interest income. Non-interest income increased $1,375,196 or 141%, from $977,480 for the year ended September 30, 2000 to $2,352,676 for the year ended September 30, 2001. This was primarily due to the increase in the net gain on the sale of investments to $997,859 for fiscal year 2001 compared to $50,768 for fiscal 2000, a $947,091 increase, or 1,866% and the increase in the net gain on the sale of loans to $763,470 for fiscal year 2001 compared to $180,979 for fiscal
2000, a $582,491 increase, or 322%.

Non-interest income decreased $658,581, or
40.25%, from $1,636,061 for the year ended September
30, 1999 to $977,480 for the year ended September 30, 2000. This was primarily due to the decrease in the net gain on the sale of investments of $50,768 for fiscal year
2000 compared to $500,123 for fiscal 1999, a $449,355
decrease, or 89.85% and the decrease in the net gain on the sale of loans to $180,979 for fiscal year 2000 compared to $462,813 for fiscal 1999, a $281,834
decrease, or 60.90%.

Non-interest expense. Non-interest expense increased $220,076, or 5.1% from $4,056,446 for the year ended September 30, 2000 to $4,276,522 for the year ended September 30, 2001. The Bank experienced a
$335,993 increase in compensation and related expenses due to filling employee positions vacant in the prior year and expected increases in compensation.

Non-interest expense decreased $134,949, or
3.22% from $4,191,395 for the year ended September
30, 1999 to $4,056,446 for the year ended September 30, 2000. The Bank experienced a $161,450 decrease in compensation and related expenses due to vacant employee positions and reduced costs of employee benefit plans.

Income taxes.  Income tax expense increased
$508,447 or 40%, from $1,271,947 for the year ended
September 30, 2000 to $1,780,394 for the year ended
September 30, 2001. This increase in income tax resulted primarily from an increase in taxable income. The effective tax rate for fiscal 2001 was 39.7% compared to 34.8% for fiscal 2000.

Income tax expense decreased $62,606, or 4.69%, from $1,334,553 for the year ended September
30, 1999 to $1,271,947 for the year ended September 30, 2000. This decrease in income tax resulted primarily from a decrease in state income tax expense and the benefit of non-taxable income.

Liquidity and Capital Resources

Liquidity is measured by a financial institution's ability to raise funds through (i) deposits, (ii) principal repayments on loans, mortgage-backed securities and investment securities, (iii) advances from the FHLB, (iv) the sale available-for-sale securities and (v) cash generated from operations.

During fiscal 2001, cash and cash equivalents increased $14,910,878. The Company had net cash provided by investing activities of $59,799,807 which consisted primarily of a net decrease of loans of $22,342,678 and proceeds from sales of investment securities available-for-sale and trading of $37,211,072.
Cash of $9,857,660 was provided by normal operating activities. Net cash of $54,746,584 was used in financing activities primarily to repay $36,000,000 of debt and decreases in deposits of $17,261,938. Amounts provided or used by investing activities tend to fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchase and origination of loans, mortgage-backed securities and investment securities and (iii) proceeds from maturities and sales of investment securities.

During fiscal 2000, cash and cash equivalents decreased $885,759. The Company had net cash used by investing activities of $6,754,825 which consisted primarily of loans purchased for investment. This was offset by net cash provided by operating and financing activities of $1,666,682 and $4,202,384, respectively.
Cash and cash equivalents provided by operating activities consisted of normal operating activities. Cash and cash equivalents provided by financing activities resulted primarily from the net increase in deposits. Amounts provided or used by investing activities tend to fluctuate from period to period primarily as a result of (i) principal repayments on loans and mortgage-backed securities, (ii) the purchase and origination of loans, mortgage-backed securities and investment securities and (iii) proceeds from maturities and sales of investment securities.

The Company's principal asset is its investment in the capital stock of the Bank, and because it does not generate any significant revenues independent of the Bank, the Company's liquidity is dependent on the extent to which it receives dividends from the Bank. The
Bank's ability to pay dividends to the Company is dependent on its ability to generate earnings and is subject to a number of regulatory restrictions, the liquidation account and tax considerations. The Bank must give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the dividend would (1) reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the conversion from mutual to stock form or (2) reduce the amount of capital of the Bank below the amounts required in accordance with other OTS regulations. In contrast, the Company has fewer restrictions on dividends. Future dividend distributions by the Bank in excess of Bank earnings could result in recapture of income tax bad debt deductions resulting in income tax on the amounts recaptured.

Cash dividends paid by the parent company to its common stock shareholders totaled $632,116 $650,889 and $805,072 during the fiscal years 2001, 2000 and 1999, respectively. The payment of dividends on the common stock is subject to the direction of the Board of Directors of the Company and depends on a variety of factors, including operating results and financial condition, liquidity, regulatory capital limitations and other factors. It is the intention of the Bank to continue to pay dividends to the parent company, subject to regulatory, income tax and liquidation account considerations, to cover cash dividends on common stock when and as declared by the parent company.

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings bank maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts. At September 30, 2001, the Bank met its liquidity requirement and expects to meet this requirement in the future. Liquidity levels will vary depending upon savings flows, future loan fundings, cash operating needs, collateral requirements and general prevailing economic conditions. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives and does not foresee any difficulty in meeting its liquidity requirements.

OTS has also set minimum capital requirements for institutions such as the Bank. The capital standards require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement and a risk-based capital requirement. At
September 30, 2001 the Bank exceeded all of the minimum capital requirements as currently required.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant effect on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Pronouncements

Statement of Financial Accounting Standards
(SFAS) No. 141, 'Business Combination', applies to all combinations initiated after June 30, 2001. It requires that all business combinations be accounted for by a single method, the purchase method. Prior to this standard, business combination were accounted for using one of two methods, the pooling-of-interests method
(pooling method) or the purchase method. The pooling method, required if certain criteria were met, involved joining the balance sheets of the combining entities with no adjustments to assets or liabilities. The purchase method requires the acquiring entity to allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition, and the excess of the cost over the net amounts assigned to assets acquired and liabilities assumed to be recognized as goodwill.

SFAS No. 141 required disclosure of the primary reasons for the business combination and the allocation of the purchase price among the acquired assets and liabilities. When the amount of goodwill and intangible assets acquired are significant, additional disclosure about those assets is required. Additional guidance on the identification and recognition of intangible assets is provided in the Statement.

SFAS No. 142, 'Goodwill and Other Intangible
Assets' will be adopted by the Company on January 1, 2002. This Statement addresses the accounting and reporting for acquired goodwill and other intangible assets. Goodwill shall not be amortized after December
31, 2001. It shall be tested for impairment at a reporting unit level, under certain circumstances. Intangible assets with definite useful lives shall be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment.

In connection with the transitional goodwill impairment evaluation, SFAS, No. 142 requires the Company to assess whether there is an indication that goodwill is impaired as of the date of adoption. This assessment is a two step process. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the test must be performed. The second step is to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets', will be adopted by the Company on January 1, 2002. This Statement establishes a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statement also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such in specific circumstances. The Company does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Item 7A.  Quantitative and Qualitative Disclosures
About Market Risk

The Bank has established an Asset/Liability
Management Committee ('ALCO') for the purpose of monitoring and managing interest rate risk. The Bank is subject to the risk of interest rate fluctuations to the extent that there is a difference, or mismatch, between the amount of the Bank's interest-earning assets and interest-bearing liabilities that mature or reprice within specified time periods. Consequently, when interest rates change, to the extent the Bank's interest-earning assets have longer maturities or effective repricing periods than its interest-bearing liabilities, the interest income realized on the Bank's interest-earning assets will adjust more slowly than the interest expense on its interest-bearing liabilities.
 This mismatch in the maturity and interest rate sensitivity of assets and liabilities is commonly referred to as the 'gap.' A gap is considered positive when the amount of interest rate sensitive assets maturing, or repricing, during a specified period exceeds the amount of interest rate sensitive liabilities maturing, or repricing during such period, and is considered negative when the amount of interest rate sensitive liabilities maturing or repricing during a specified period exceeds the amount of interest rate sensitive assets maturing or repricing during such period. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, and during a period of declining interest rates, a negative gap would result in an increase in net interest income while a positive gap would adversely affect net interest income. The Bank utilizes internally generated gap reports and externally prepared interest rate sensitivity of net portfolio value reports to monitor and manage its interest rate risk.

Quarterly, the OTS prepares a report on the interest rate sensitivity of the net portfolio value ('NPV') from information provided by Bank. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its NPV to changes in interest rates. The NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as the result of a hypothetical
200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the IRR component quarterly for each institution.

The following tables present the Bank's NPV as well as other data as of September 30, 2001, as calculated by the OTS, based on information provided to the OTS by the Bank.

Change in Interest
Rates in Basis
Points (Rate Shock) Net Portfolio Value NPV as % of Present
Value of Assets

		  $ Amount $ Change % Change NPV Ratio Change
				 (Dollars in Thousands)

	+200 bp $21,487 (3,789)	(15)% 10.73% (152) bp
	+100 bp $23,646 (1,631)	 (6)% 11.62%  (63) bp
	0 bp	  $25,277     --	 --	12.24%   --
	-100 bp $25,559    283 	  1% 	12.28%    4  bp
	-200 bp $25,902    626 	  2% 	12.33%    9  bp


Utilizing the data above, the Bank, at September 30, 2001, would have been considered by the OTS to have been subject to "minimal" interest rate risk. Accordingly, no deduction from risk-based capital would have been required.

Set forth below is a breakout, by basis points of the Bank's NPV as of September 30, 2001 by assets, liabilities, and off balance sheet items.

						       	No
Net Portfolio Value -200 bp	-100 bp   Change	 +100 bp   +200 bp

Assets	  $  210,051 $  208,139 $  206,438 $  203,550 $  200,289
-Liabilities     184,143    182,594    181,211    179,982    178,884
+Off Balance Sheet    (6)        14         50         77         83
Net Portfolio Value $ 25,902 $ 25,559 $ 25,277 $ 23,646 $ 21,487



Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations were employed in preparing the previous table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above.

Certain shortcomings are inherent in the preceding NPV tables because the data reflect hypothetical changes in NPV based upon assumptions used by the OTS to evaluate the Bank as well as other institutions. However, net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates. Generally, during periods of increasing interest rates, the Bank's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets causing a decline in the Bank's interest rate spread and margin. This would result from an increase in the Bank's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds, without an equivalent increase in the yield of earning assets, would tend to reduce net interest income.

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

The Company has historically invested in interest-earning assets that have a longer duration than its interest-bearing liabilities. The mismatch in duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk. In a rising rate environment, in addition to reducing the market value of long-term interest-earning assets, liabilities will reprice faster than assets; therefore, decreasing net interest income. To mitigate this risk, the Bank has placed a greater emphasis on shorter-term higher yielding assets that reprice more frequently in reaction to interest rate movements. In addition, the Bank has continued to include in total assets a concentration of adjustable-rate assets. This will benefit the one-year cumulative gap as such adjustable-rate assets reprice and are more responsive to the sensitivity of more frequently repricing interest-bearing liabilities.

During the fourth quarter of fiscal year 2000, management evaluated the Company's interest rate risk position and concluded that it was necessary to reduce the current level of interest rate risk. As a result of this evaluation, management implemented a plan to reduce interest rate risk by reclassifying loans previously held for investment to loans held-for-sale. The Bank reclassified $7,221,401 of loans held for investment to held-for-sale at September 30, 2000 and sold them during fiscal year
2001. The Bank historically sold its 30-year fixed rate loans in the secondary market and held its 15-year and 20-year fixed rate mortgage loans to maturity. However, with the implementation of the interest rate risk plan, management has sold some loans from the 15-year and 20-year fixed rate portfolios. Management pursued the sale of loans previously classified as held for investment to improve the Bank's liquidity and reduce borrowings and other liabilities. The completion of the sale of these loans and the resulting application of the proceeds had a positive affect on improving the Bank's level of interest rate risk during fiscal year 2001.

Item  8.  Financial Statements and Supplementary
Data

Registrant's financial statements listed under Item
14 are incorporated herein by reference.

Item  9.  Changes in and Disagreements With
Accountants on Accounting and Financial Disclosure

Prior to the Merger, the Company's independent auditor was Regier Carr & Monroe, L.L.P. ("Regier").
At the time of the Merger, which occurred after the Company's last completed fiscal year, Landmark
Bancorp, Inc., as the successor company to the Company, engaged KPMG LLP ("KPMG") as its independent auditors for the fiscal year ended December 31, 2001.
The Company notified Regier that the auditor-client relationship has ceased upon effectiveness of the Merger.
The decision to engage KPMG was approved by the Company's Board of Directors. The reports of Regier on the Company's consolidated financial statements for the fiscal years ended September 30, 2000 and September 30,
1999 did not contain an adverse opinion or a disclaimer of opinion, and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended September 30, 2000, and the interim period of October 1, 2000 through the effective date of the merger, there were no disagreements with Regier on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Regier, would have caused Regier to make reference to the matter in their report.

In connection with the audits of the Company's consolidated financial statements for each of the fiscal years ended September 30, 2000 and September 30,
1999:

(a)	Regier did not advise that the
internal controls necessary for the
Company to develop reliable
financial statements do not exist;

(b)	Regier did not advise the Company
that information had come to the
attention of Regier that had led it to
no longer be able to rely on the
Company's management
representations, or that had made
Regier unwilling to be associated
with the financial statements
prepared by the Company's
management; and

(c)	Regier did not advise the Company
that Regier would need to expand
significantly the scope of its audit,
or that information had come to the
attention of Regier during such time
period that if further investigated
may:

(i)	materially impact the
fairness or reliability of
either a previously issued
audit report or the
underlying financial
statements, or the financial
statements issued or to be
issued covering the fiscal
period subsequent to the
date of the most recent
financial statements
covered by an audit report
(including information that
may prevent it from
rendering an unqualified
audit report on those
financial statements); or

(ii)	cause Regier to be
unwilling to rely on the
Company's management
representations or to be
associated with the
Company's consolidated
financial statements.

Landmark Bancorp, Inc., as successor to the Company, has entered into an agreement with KPMG that provides for, among other things, the engagement of KPMG as the independent accounting firm that will audit the consolidated financial statements of the Company for the twelve month period ended September 30, 2001, which are filed with this Form 10-K, and the consolidated financial statements of Landmark Bancorp, Inc. for the three month period ended December 31, 2001. During the Company's fiscal years ended September 30, 2000 and September 30, 1999 and the subsequent period prior to engaging KPMG, the Company (or anyone on the Company's behalf) did not consult KPMG regarding:

(a)	either the application of
accounting principles to a
specified transaction, either
completed or proposed; or
the type of audit opinion
that might be rendered on
the Company's financial
statements; and as such no
written report was provided
to the Company and no oral
advice was provided that
the new accountant
concluded was an important
factor considered by the
Company in reaching a
decision as to any
accounting, auditing or
financial reporting issue, or

(b)	any matter that was either
the subject of disagreement
or a reportable event.


	PART III

Item 10.  Directors and Executive Officers of the
Registrant

The following are the directors and executive directors of the Company as of September 30, 2001, prior to the consummation of the Merger. Please note that the terms have all expired as of the filing of this Form 10-K because of the Merger.


                           Year First           Shares of
                           Elected or    Term   Common Stock    Percent
	            Age at   Appointed     to     Beneficially    of
Name              9/30/01  a Director(1) Expire Owned (2)(3)(4) Percent

Larry L. Schugart 	62 1971 2000 123,842(5)   11.2%
Jim W. Lewis      	45 1991 2000  34,525(6)(7) 3.1%
David H. Snapp    	46 1986 2001  31,052(6)(8) 2.8%
C. Duane Ross     	65 1986 2002  31,263(6)(9) 2.8%
Richard A. Ball	      48 1995 2002  17,787(6)(10)1.6%
Gary L. Watkins	      46 N/A  N/A	  62,658(11)   5.7%
Stephen H. Sundberg	54 N/A  N/A	   2,500(12)   0.2%


(1)	Refers to the year the individual first became a
director of the Bank or Company. All directors of the Bank as of November 1993 became directors of the Company when it was incorporated in November
1993.

(2)	Includes shares of Common Stock held directly as well
as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole or shared voting or dispositive power, as indicated.

(3)	Beneficial ownership as of September 30, 2001.

(4)	Includes shares of Common Stock subject to options
that are exercisable within 60 days of the Record Date for the following individuals (in the following amount of shares of Common Stock); C. Ross (13,687), R.
Ball (13,687), L. Schugart (44,494), J. Lewis
(13,687) and D. Snapp (12,887).

(5)	Reflects sole voting power with respect to 46,044
shares and shared voting power with respect to 33,304 shares. Reflects sole dispositive power with respect to 105,026 shares and shared dispositive power with respect to 5,551 shares. Includes 44,494 shares of Common Stock that may be acquired through the exercise of options that are exercisable within 60 days of the Record Date.

(6)	Excludes 120,120 shares of Common Stock held by
the ESOP for which such person serves as a member of the ESOP Committee and as a plan trustee and exercises shared voting power. Shares which are unallocated to participating employees (approximately
28,208 shares) and allocated shares for which no voting directions are received are voted by the plan trustees as directed by the ESOP Committee. Once allocated to participant accounts, such Common Stock are voted by the plan trustees as directed by the plan participant as the beneficial owner of such Common
Stock. The individuals serving as plan trustees disclaim beneficial ownership of stock held under the ESOP.

(7)	Reflects sole dispositive power with respect to 29,525
shares, sole voting power with respect to 15,838 shares and shared voting and dispositive power with respect to 5,000 shares.

(8)	Reflects sole voting power with respect to 17,566
shares and shared voting power with respect to 599 shares. Reflects sole dispositive power with respect to 30,453 shares and shared dispositive power with respect to 599 shares.

(9)	Reflects sole voting power with respect to 15,587
shares and shared voting power with respect to 1,989 shares. Reflects sole dispositive power with respect to 29,274 shares and shared dispositive power with respect to 1,989 shares.

(10)	Reflects sole voting power with respect to 4,000
shares and sole dispositive power with respect to 17,687 shares and shared voting and dispositive power with respect to 100 shares.

(11)	No information on Watkins ownership.

(12)	Reflects sole voting and dispositive power.

The principal occupation of, and other
information about, each director and executive officer of the Company is set forth below as of September 30, 2001. All directors and executive officers have held their present positions for five years unless otherwise stated.

Larry L. Schugart has been with the Bank for 37 years, serving as President since 1985, and has been the President, Chief Executive Officer and a director of the Company since its incorporation in November 1993. He is a former director of the Federal Home Loan Bank of Topeka where he served on the Finance and Executive
Committees. Mr. Schugart is a member and chair of various committees of the Heartland Community Bankers
Association, is a past Chairman of the Kansas-Nebraska
League of Savings and serves as a member of the Governmental Affairs Committee of the America's
Community Bankers. Mr. Schugart is a member of the Dodge City Area Chamber of Commerce and the Dodge
City/Ford County Development Corporation.  In addition,
Mr. Schugart has been president of numerous civic and charitable organizations in Great Bend.

Jim W. Lewis has served as a director of the
Bank since 1991 and of the Company since its
incorporation in November 1993.  Mr. Lewis is the
owner of several automobile dealerships across the State
of Kansas, including Dodge City Toyota, Inc.  Mr. Lewis
is a member of the Dodge City Area Chamber of
Commerce.   He was a founding member of "The Alley,"
a community Teen Center in Dodge City.

C. Duane Ross has served as a director of the Bank since 1986 and of the Company since its incorporation in November 1993. He has served as Chairman of the Boards of the Company and the Bank since January 1995. He is President of High Plains
Publishers, Inc., a publishing/printing company.  Mr.
Ross is Vice Chairman of the Board of Commissioners of the Dodge City Housing Authority, a current member of the Dodge City Community College Endowment Board, and a past president of the Dodge City/Ford County
Development Corporation. In addition, he is President of the Dodge City Community College Foundation and is a past president of the Dodge City Area Chamber of Commerce.

Richard A. Ball has served as a director of the Company and the Bank since 1995. Mr. Ball, a Certified
Public Accountant, is a shareholder of Adams, Brown, Beran & Ball, Chtd., an accounting firm with offices in Great Bend, Hays, LaCrosse, Ellinwood, Colby, Lyons,
McPherson and Hutchinson, Kansas. He has served as a Board Chairman of the Great Bend Chamber of
Commerce, Great Bend United Way, Petroleum Club and
Barton County Community College Academic Fund
Campaign. He has also served on the boards of the Kiwanis Club, Cougar Booster Club, Downtown
Development, Mid-Kansas Economic Development and the Kansas Oil & Gas Museum Committee.

David H. Snapp has been a director of the Bank since 1986 and of the Company since its incorporation in November 1993. He is a partner in the law firm of Waite, Snapp & Doll in Dodge City, Kansas. Mr. Snapp is also a board member of Arrowhead West, Inc., a mental and physical rehabilitation center, and Catholic
Social Service.

Stephen H. Sundberg, age 54, has served as a Senior Vice President and as Chief Financial Officer of the Company and the Bank since May, 2000. Prior to joining the Company, Mr. Sundberg was General
Manager and an owner of a professional employment organization. Prior to that he was a stockholder in corporations providing transportation and services to packing plants in the central United States. Mr. Sundberg is a CPA and a member of the AICPA and Kansas
Society of CPAs.  He is past president of Finney County
Big Brothers/Big Sisters, served as a school Board member of USD 457 and has served as a member of various city boards for the City of Garden City, Kansas.

Gary L. Watkins, age 46, has been employed by the Bank since 1985 and is currently a Senior Vice
President, Chief Operating Officer, and Secretary of the
Company and Bank. He is also a member of the Kiwanis and the Board of Directors of Trinity Association. Mr.
Watkins is a past Vice President of the Dodge City Area
Chamber of Commerce.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth for the three fiscal years ended September 30, 2001, certain information as to the total remuneration received by Larry Schugart, the President and the Chief Executive Officer of the Company, and Gary L. Watkins, Secretary and Chief
Operating Officer of the Company. Mr. Watkins has been employed by the Bank since 1985. Fiscal year 2000 was the first year Mr. Watkin's total cash compensation
(consisting of salary and bonus) exceeded $100,000. No other executive officer of the Company during such periods received total cash compensation in excess of $100,000.

nnual CompensationAwards


Name and                Fiscal                Other Annual
Principal Position	Year  Salary   Bonus  Compensation(1)

Larry Schugart,         2001 $151,538 $24,750 $24,397
President and           2000 $145,000 $18,600 $41,254
Chief Executive Officer	1999 $133,085 $13,695 $19,054

Gary L. Watkins,        2001  $93,231 $12,950 $4,805
Secretary and           2000  $90,000 $12,400 $8,718
Chief Operating Officer

Long Term Compensation Awards

Securities
Underlying			All Other
Options/SARs(#)         Compensation(2)(3)

   --                   $45,296
   --                   $42,997
   5,000                $33,086

   --                   $32,067
   --                   $30,866

(1)	Mr. Shugart's other annual compensation included
director's fees of $12,000 during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Mr. Watkin's other annual compensation included $4,805 and $4,758 in employer payments of health, disability and life insurance premiums during the fiscal years ended September 30, 2001 and 2000, respectively.

(2)	For Mr. Schugart, includes Company's contribution to
his account under a 401(k) Plan of $4,438, $4,800 and $3,996 during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. For Mr. Watkins, includes Company's contribution to his account under a 401(k) Plan of $3,116 and $3,037 during the fiscal years ended September 30, 2001 and 2000, respectively.

(3)	For Mr. Schugart, includes 2,117 shares valued at
$19.30 per share, 2,093 shares valued at $18.25 per share and 1,847 shares valued at $15.75 per share at the closing share price on September 30, 2001, 2000 and 1999, respectively, allocated through the ESOP.
For Mr. Watkins, includes 1,500 shares valued at $19.30 per share and 1,526 shares valued at $18.25 per share at the closing share price on September 30, 2001 and 2000, respectively, allocated through the ESOP. Compensation deferred at the election of Mr.
Schugart for a deferred compensation plan for directors is included under other annual compensation in this chart.

Employment Agreement

In May 1998, the Company entered into a three year employment agreement with Mr. Schugart as President and Chief Executive Officer. The base salary under this agreement for calendar year 2001 is $150,000.
The agreement is terminable by the Company for just cause. Just cause is defined in the agreement as termination by reason of personal dishonesty;
incompetence; willful misconduct; breach of a fiduciary duty involving personal profit; intentional failure to perform stated duties; willful violation of any law, rule, regulation (other than traffic violations or similar offenses); entering into a final cease-and-desist order; or material breach of any provision of the agreement. If the agreement is terminated for just cause, the employee only receives his salary up to the date of termination. If the Company terminates the agreement without just cause, the employee is entitled to a continuation of salary from the date of termination through the remaining term of the agreement. Each year the employment agreement may be extended for an additional one year period beyond the expiration date, so that the remaining term of the agreement may remain at three years.

The agreement provides that in the event of involuntary termination of employment in connection with, or within eighteen months after, any change in control of the Company or Bank, the employee will be paid a lump sum or, at his option in periodic payments, a payment equal to 2.99 times the average annual taxable compensation paid during the five years prior to the change in control. If a lump sum payment had been made as of September 30, 2001, Mr. Schugart would have received a payment of approximately $729,180. That payment would be an expense to the Bank, reducing net income and the Bank's capital by that amount. The agreement is renewed annually if the Board of Directors determines that the executive has met its requirements and standards.

Benefits

Long Term Incentive Plans. The Company does not presently sponsor any long-term incentive plans nor did it make any awards or payouts under such plans during the fiscal year ended September 30, 2000.

The following table sets forth the year end value of options previously granted to the chief executive officer.

Aggregated Option/SAR Exercises in Last Fiscal Year, and FY-End
 Option/SAR Values


            Shares
            Acquired
            on Exercise   Value
Name           (#)        Realized($)(1)


Larry Schugart	15,539  $139,375


Number of Securities
Underlying Unexercised		Value of Unexercised
Options/SARs at			In-The-Money Options/SARs
FY-End (#)				at FY-End ($)
Exercisable/Unexercisable	Exercisable/Unexercisable(2)

44,494 / 0				$367,294 / $0

(1)	Calculated by using the market value on the date of
exercise, 11/09/00, 2001,(equal to market closing price of $18.81)minus the $10.00 exercise price.
(2) Calculated by using the market value at fiscal 2001 year-end (equal to market closing price of $19.30) minus the $10.00 exercise price and excluding 5,000 out-of-the-money options.

Director Compensation

Each member of the Board of Directors receives a fee of $1,000 per month. No additional fees are paid for committee meetings other than the Audit Committee, for which the members receive $100 for each meeting attended. The Chairman of the Audit Committee receives
$100 per month. For the fiscal year ended September 30, 2001, total fees paid to directors were $62,400.

Director Deferred Compensation. The Company has established a non-qualified deferred compensation plan for directors by which individual directors may defer payment of director fee compensation. At the election of the director, fees will be invested with an unrelated insurance company rather than paid to the director. Such deferred compensation will be paid to the director upon retirement or upon their request.

Other Compensation.  Directors Ross, Schugart,
Snapp and Lewis have received awards of restricted stock under the Management Stock Bonus Plans which plans were approved at the Special Meeting of Stockholders held on June 22, 1994. All awards under these plans were fully vested prior to the 2001 fiscal year.

Compensation Committee Report on Executive
Compensation

The Compensation Committee (the "Committee") reviewed the performance of senior management including the Chief Executive Officer of the Company and the Bank. The Committee reviewed salary surveys from Heartland Community Bankers Association and the
America's Community Bankers. The Committee also reviewed comparative data gleaned from the prospectus of recently converted savings institutions. The salary surveys were reviewed for comparison purposes, with particular focus upon the size and geographical location of the peer groups studied. The Committee also reviewed the compensation plans offered to the management team over the past 5 years.

The Committee reviewed the purposes and goals of a compensation plan, including loyalty and longevity of management, alignment of the interests of shareholders, with consideration given for current operating results such as return on assets and return on equity.

Other factors considered for fiscal 2001 included general management of the Bank, communication with the Board of Directors, productivity of the employees, and the reputation and relationship that the Bank has with its customers and the communities that the Bank serves.

After discussion by the committee of all pertinent information reviewed, the base salary of the Chief
Executive Officer was set at $150,000 for calendar year
2001.  Base salaries for the Chief Operating Officer and
Chief Financial Officer were set after consultation with the Chief Executive Officer.

To complement the base salaries and provide a direct incentive for management, the Company pays bonuses pursuant to a bonus plan equal to 1.5% of net consolidated earnings per fiscal year, with the actual division of such bonus amount determined by the Committee after consultation with the Chief Executive
Officer.

Compensation Committee (as of September 30, 2001):

Richard A. Ball
Jim W. Lewis
C. Duane Ross
David H. Snapp

Stock Performance Table. Set forth below is a stock performance table comparing the cumulative total shareholder return on the Common Stock with (a) the cumulative total shareholder return on stocks included in the Nasdaq Stock Market index and (b) the cumulative total shareholder return on stocks included in the Nasdaq
Bank index. All three investment comparisons assume the investment of $100 as of September 30, 1996 and the reinvestment of dividends.

There can be no assurance that the Company's future stock performance will be the same or similar to the historical stock performance shown in the graph below. The Company neither makes nor endorses any predictions as to stock performance.

	                9/30/96 9/30/97 9/30/98 9/30/99 9/30/00 9/30/01
Nasdaq U.S. Index     $100    $161	  $141    $104    $122	  $136
Nasdaq Bank Index	     100 	 137     139     228     302     124
Landmark Bancshares, Inc 100 	 167     165     176     189     214

Item 12.  Security Ownership of Certain Beneficial
Owners and Management

Security Ownership of Certain Beneficial Owners

Based upon reports filed with the Securities and Exchange Commission and information provided by the Company's transfer agent, the following table sets forth, as of the September 30, 2001, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock, except for Mr. Schugart, whose ownership has been disclosed in
Item 10, above. The Common Stock beneficially owned by executive officers and directors of the Company as a group is also disclosed below. The individual ownership of management is incorporated herein by reference to
Item 10. Management knows of no persons, other than those set forth below, who owned more than 5% of the outstanding shares of Common Stock at the Record Date.

                                             Percent of shares
Name and Address      Amount and Nature of   Common Stock
of Beneficial Owner   Beneficial Ownership   Outstanding

Landmark Federal Savings Bank
 Employee Stock                 120,120(1)              10.9%

Ownership Plan ("ESOP"),
Central and Spruce,
Dodge City, Kansas 67801

All Directors and Executive
 Officers as a Group
(7 persons)	                    298,127(2)              27.1%

__________________________________

(1)	Reflects shared voting power with respect to 91,912
shares allocated to participating employees, sole voting power with respect to 28,208 shares unallocated to participating employees and sole dispositive power over all shares. The ESOP holds shares for the exclusive benefit of plan participants. A portion of these shares are allocated among ESOP participants annually on the basis of compensation as the debt incurred in the purchase of the shares is repaid. Unallocated shares are held in a suspense account. The ESOP trustees must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares and allocated shares for which no timely direction is received are voted by the trustees as directed by the ESOP Committee or the Board.

(2)	Includes shares of Common Stock held directly as
well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole or shared voting or dispositive power. Includes 134,162 shares of Common Stock subject to options that are exercisable within 60 days of the Record Date.
Excludes 93,000 shares held by the ESOP (120,120 shares minus 27,120 shares allocated to executive officers) over which certain directors, as members of the ESOP Committee and as trustees to the ESOP exercise shared voting and dispositive power. Such directors disclaim beneficial ownership with respect to these shares.

Management of Registrant knows of no
arrangements, including any pledge by any person of securities of Registrant, the operation of which may at a subsequent date result in a change in control of Registrant.

Section 16(a) beneficial ownership compliance

Section 16(a) of the 1934 Act requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock, on Forms 3, 4 and 5, with the Securities and Exchange Commission and to provide copies of those Forms 3, 4 and 5 to the Company. Based upon a review of the copies of the forms furnished to the Company and written representations from certain reporting persons that no Forms 5 were required, the Company believes that all
Section 16(a) filing requirements applicable to its officers and directors were complied with during the 2001 fiscal year.

Item 13.  Certain Relationships and Related
Transactions

The Company and the Bank, like many financial institutions, have followed a policy of granting various types of loans to officers, directors and employees. The loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for the Bank's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by the Bank to its directors and executive officers are subject to regulations of the OTS restricting loans and other transactions with affiliated persons of the Bank. In addition, loans to an affiliate must be approved in advance by a disinterested majority of the Board of Directors or be within other guidelines established as a result of OTS regulations.

Item 14.  Exhibits, Lists and Reports on Form 8-K

(a)	The following documents are filed as a
part of this report:

The following financial statements and the report of independent accountants of Registrant included in Registrant's Annual Report to Stockholders are incorporated herein by reference and also in Item 8 hereof.

Independent Auditor's Report.

Consolidated Balance Sheets as
of September 30, 2001 and
2000.

Consolidated Statements of
Earnings for the Years Ended
September 30, 2001, 2000 and
1999.

Consolidated Statements of
Stockholders' Equity and
Comprehensive Income for the
Years Ended September 30,
2001, 2000, and 1999.

Consolidated Statements of Cash
Flows for the Years Ended
September 30, 2001, 2000 and
1999.

Notes to Consolidated Financial
Statements.

The following exhibits are included in this Report or incorporated herein by reference:

List of Exhibits:

3.1	Articles of Incorporation
of Landmark
Bancshares, Inc.*

3.2	Bylaws of Landmark
Bancshares, Inc.*

10.1	1994 Stock Option Plan
of Landmark Bancshares, Inc.**

10.2	Management Stock Bonus
Plan and Trust Agreements**

10.3	1991 Deferred
Compensation
Agreement with Larry
Schugart*

10.4	1998 Deferred
Compensation
Agreement with Larry
Schugart***

10.5	Directors Change in
Control Severance
Plan***

10.6	1996 Stock Option
Agreement with Richard Ball****

10.7	Employment Agreement
with Larry
Schugart******

10.8	Employment Agreement
with Gary Watkins******

10.9	Employment Agreement
with Stephen Sundberg******

10.10	1998 Stock Option
Agreement with Richard Ball***

10.11	Stock Option Agreement
with Larry
Schugart*****

10.12	Stock Option Agreement
with Gary Watkins*****

10.13	Stock Option Agreement
with Stephen
Sundberg******

10.14	Agreement and Plan of
Merger by and between
the Company and MNB
Bancshares, Inc.
with and into Landmark
Bancorp, Inc*******

21 Subsidiaries of Registrant

99.1	Opinion of
Regier Carr & Monroe,
L.L.P.

_____________________
* Incorporated by reference to the
identically numbered exhibit of the registration statement on Form S-1 (File No. 33-72562) declared effective by the SEC on February 9, 1994.

** Incorporated by reference to the exhibits to the proxy statement for a special meeting of stockholders held on June 22,
1994 and filed with the SEC on
May 24, 1994 (File No. 0-
23164).

*** Incorporated by reference to the
identically numbered exhibit of
the Annual Report on Form 10-
KSB for the fiscal year ended
September 30, 1998 (File No. 0-
23164), filed with the SEC.

**** Incorporated by reference to
Exhibit 10.4 of the Annual
Report on Form 10-K for the
fiscal year ended September 30, 1996 (File
No. 0-23164), filed with the
SEC.

*****	Incorporated by reference to the
identically numbered exhibits of
the Annual Report on Form 10-
K for the fiscal year ended
September 30, 1999 (File No. 0-
23164), filed with the SEC.

****** Incorporated by reference to
Annual Report on Form 10-K
for the fiscal year ended
September 30, 2000, filed with
the SEC.

******* Incorporated by reference to
Exhibit 99.1 of the Company's
current report of Form 8-K filed
on April 20, 2001, filed with the
SEC.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Independent Auditors' Report

The Board of Directors
Landmark Bancshares, Inc.:

We have audited the accompanying
consolidated balance sheet of Landmark
Bancshares, Inc. and subsidiary (the Company) as of September 30, 2001, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the year then ended.
The accompanying consolidated financial
statements for 2000 and 1999 were audited by other auditors, whose report dated October 26, 2000 expressed an unqualified opinion thereon.
These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

Kansas City, Missouri
November 2, 2001

LANDMARK BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2001 and 2000

Assets							  2001	  2000

Cash and cash equivalents:
	Cash						$   1,026,721 	1,335,431
	Interest-bearing deposits in
       other financial institutions	          18,974,128 	3,754,540

		Total cash and cash equivalents  20,000,849 	5,089,971

Investment securities:
	Held-to-maturity						-    38,778,903
	Available-for-sale			   30,888,921     9,869,378
Loans, net				              141,987,020   182,659,647
Loans held for sale				    2,486,449     8,854,493
Premises and equipment, net of accumulated
 depreciation					    1,464,606 	1,635,170
Accrued interest and other assets		    3,427,540 	3,788,413

					Total assets $200,255,385   250,675,975

Liabilities and Stockholders' Equity

Liabilities:
	Deposits:
		Noninterest bearing demand	 $  8,040,520 	5,791,798
		Money market and NOW		   19,751,450    14,786,073
		Savings				    8,382,663 	8,052,345
		Time, $100,000 and greater	   20,716,486    46,933,583
		Time, other				   91,172,383    89,761,641

					Total deposits 148,063,502  165,325,440

Federal Home Loan Bank borrowings 		    21,000,000   57,000,000
Accrued interest and expenses, taxes,
 and other liabilities				     5,092,495    4,688,531

				Total liabilities	   174,155,997  227,013,971

Stockholders' equity:
	Common stock, $.01 par; 10,000,000 shares authorized; 2,281,312
		shares issued in 2001 and 2000        228,131     228,131
	Additional paid-in capital		     22,368,048  22,475,208
	Retained earnings				     25,880,695  24,022,616
	Treasury stock, at cost,
       1,179,374 and 1,173,938 shares at
	 2001 and 2000, respectively		    (22,622,838)(22,534,394)
	Unearned employee benefits		       (282,084)   (418,963)
	Accumulated other
       comprehensive income (loss)	              527,436    (110,594)

		Total stockholders' equity         26,099,388  23,662,004

Commitments and contingencies			    -----------  ----------

		Total liabilities and
             stockholders' equity		$   200,255,385 250,675,975


See accompanying notes to consolidated financial statements.

LANDMARK BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Earnings

Years ended September 30, 2001, 2000, and 1999

							2001	    2000	  1999

Interest income:
	Loans					$  13,591,077 14,782,605 14,101,667
	Investment securities		    1,884,909  2,683,186  1,848,941
	Other					      962,197    764,817  1,108,444

		Total interest income	   16,438,183 18,230,608 17,059,052

Interest expense:
	Deposits				    7,781,296  7,340,453  7,515,201
	Other borrowings			    2,127,900  3,888,907  2,513,394

		Total interest expense	    9,909,196 11,229,360 10,028,595

		Net interest income	    6,528,987 7,001,248   7,030,457

Provision for loan losses		      120,000   266,970     785,000

		Net interest income after
		 provision for loan losses  6,408,987 6,734,278   6,245,457

Noninterest income:
	Fees and service charges	      437,312   455,021     397,741
	Gains on sales of loans		      763,470   180,979     462,813
	Gains on sales of investment
       securities,net 				997,859    50,768     500,123
	Other					      154,035   290,712     275,384

		Total noninterest income   $2,352,676   977,480   1,636,061

Noninterest expense:
	Compensation and benefits	   $2,674,664 2,338,671   2,500,121
	Occupancy and equipment		      258,092   259,201     252,790
	Amortization			      181,262    89,036      90,636
	Professional fees			       76,100   107,438      79,510
	Data processing			      145,289   164,622     189,011
	Other					      941,115 1,097,478   1,079,327

		Total noninterest expense   4,276,522 4,056,446   4,191,395

		Earnings before income taxes 4,485,141 3,655,312   3,690,123

Income taxes				    1,780,394 1,271,947   1,334,553

		Net earnings before cumulative
             effect of change in
             accounting principle       2,704,747 2,383,365   2,355,570

Cumulative effect of change in accounting principle,
 net of tax of $125,144			    (214,553)	    -           -

		Net earnings		  $2,490,194  2,383,365   2,355,570

Earnings per share:
	Basic:
		Earnings before cumulative effect of change in
			accounting principle $    2.55    2.19 	     	2.06
		Cumulative effect of change in accounting
			principle		       (0.20)  -  	         -

						  $     2.35    2.19 	      2.06

	Diluted:
		Earnings before cumulative effect of change in
			accounting principle $    2.36    2.04          1.87
		Cumulative effect of change in accounting
			principle		       (0.18)	  - 		   -

						   $    2.18     2.04  		1.87


See accompanying notes to consolidated financial statements.


LANDMARK BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended September 30, 2001, 2000, and 1999


							    Accumu-
							    lated
							    other
						          compre-
	     Additional  		       Unearned hensive
   Common  paid-in Retained Treasury employee income
   stock   capital earnings stock    benefits (loss) Total

Balance at September 30, 1998
   $228,131 22,466,144 20,739,642 (17,904,245)(789,241) 283,336 25,023,767

Comprehensive income:
	Net earnings  -        -   2,355,570      -    -     -   2,355,570
	Change in fair value of investment
		securities available-for-sale,
		net of tax	-      -    -     -    - (403,829)	(403,829)

		Total comprehensive income
                        -    -   2,355,570  -   - (403,829)  1,951,741

Dividends paid ($.70 per share)-  -  (805,072)  -   -   -  	(805,072)
Reduction of unearned
  employee benefits  - 	203,481   -     -    233,400 	 -  	 436,881
Issuance of 10,000 stock options under
	stock compensation plan	-   36,753  -   -     -   -  	  36,753
Purchase of 196,370
      treasury shares -     -     -   (4,239,923)  -     -  (4,239,923)

Balance at September 30, 1999
   228,131  22,706,378 22,290,140  (22,144,168) (555,841)(120,493) 22,404,147

Comprehensive income:
	Net earnings -  -  2,383,365      -    -    -   2,383,365
	Change in fair value of investment
		securities available-for-sale,
		net of tax - 	-      -        -      -    9,899   9,899

		Total comprehensive income - 	-  2,383,365 -  -  9,899 2,393,264

Dividends paid ($.60 per share) -  - (650,889) -    -  	 -  	(650,889)
Reduction of unearned employee benefits -  59,134   -  -   136,878 - 196,012
Exercise of stock options, 35,958 shares - (290,304) - 692,308 -  -  402,004
Purchase of 60,148 treasury shares 	-  -  -  (1,082,534) -   -  (1,082,534)

Balance at September 30, 2000
   228,131 22,475,208 24,022,616 (22,534,394)(418,963)(110,594) 23,662,004

Comprehensive income:
	Net earnings -  -  2,490,194 	     -         -       -    2,490,194
	Change in fair value of investment
		securities available-for-sale,
		net of tax - 	-        -   -  	    -  638,030    638,030

		Total comprehensive income - -  2,490,194	-  -  638,030 3,128,224

Dividends paid ($.60 per share)- - (632,115)-  -   - 	(632,115)
Reduction of unearned employee benefits - 76,900 - - 136,879 - 213,779 Exercise of stock options, 20,039 shares - (184,060) - 384,453 - - 200,393
Purchase of 25,475 treasury shares - - - (472,897) - 	 -  	(472,897)

Balance at September 30, 2001
  $228,131 22,368,048 25,880,695  (22,622,838) (282,084) 527,436  26,099,388

See accompanying notes to consolidated financial statements.

LANDMARK BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended September 30, 2001, 2000, and 1999




					2001		2000		1999

Cash flows from operating activities:
 Net earnings		  $2,490,194 	2,383,365 	2,355,570
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Cumulative effect of change in accounting
     principle		   339,697 		  - 	 	  -
    Provision for loan losses	    120,000   266,970     785,000
    Depreciation and amortization 523,879   445,806 	  503,140
    Deferred income taxes	   (185,375) (127,684)	  (43,384)
    Net gains on sales of investment securities,
	premises and equipment,
      and other real estate(918,424)(50,768)(500,123)
    Net gain on sales of loans  (763,470)	 (180,979)	 (462,813)
    Proceeds from sale of loans 35,713,523  8,939,705   23,698,249
    Origination of loans held for sale (28,558,331)(9,787,423)(20,482,876)
    Purchase of loans held for sale (36,000)    -         (671,690)
    Changes in assets and liabilities:
      Accrued interest and other assets 342,134  (104,631)	 (399,865)
	Accrued expenses, taxes,
        and other liabilities 789,833 (117,679) 1,134,894

	  Net cash provided by
          operating activities	 9,857,660 	1,666,682 	5,916,102

Cash flows from investing activities:
 Net (increase) decrease in loans	22,342,678  (13,163,886) (6,211,472)
 Maturities and prepayments of investment
  securities held-to-maturity		   -  	3,571,577 	 (9,009,613)
 Proceeds from sales of equity investments   -      165,525           -
 Purchases of investment securities
   available-for-sale   (10,000)		(825,000)	     (4,439,929)
 Proceeds from sale of investment securities
  available-for-sale, trading	37,211,072 	3,328,452 	1,478,042
 Proceeds from sales of premises and equipment
  and foreclosed assets		 335,209 	      281,826        231,838
 Purchases of premises and equipment, net (38,500) (106,745) (249,886)
 Other investing activity, net (40,652)	   (6,574)		 (221,746)

	Net cash provided by (used in) investing
       activities	    $59,799,807 	     (6,754,825)	    (18,422,766)

Cash flows from financing activities:
 Net increase (decrease) in deposits $(17,261,938) 6,389,148 4,143,376
 Increase (decrease) in escrow accounts (580,032) 193,240      239,635
 Federal Home Loan Bank borrowings
  (repayments), net (36,000,000)	     (1,000,000)	     16,300,000
 Proceeds from issuance of common stock under
  stock option plan        200,393 	        359,580 	              -
 Payment of dividends	  (632,115)		 (650,889)		 (805,072)
 Purchase of treasury stock	(472,897)    (1,082,534)     (4,239,923)
 Other financing activities, net -          (6,161)	              -

	Net cash provided by (used in) financing
       activities	  (54,746,589)		4,202,384 	     15,638,016

	Net increase (decrease) in cash and cash
	 equivalents     	14,910,878 		 (885,759)	      3,131,352

Cash and cash equivalents
  at beginning of year	5,089,971 	5,975,730 		2,844,378

Cash and cash equivalents
  at end of year	    $20,000,849 	5,089,971 		5,975,730

Supplemental disclosure of cash flow information:
 Cash paid during the year
  for income taxes	$ 1,571,841  1,296,186 		1,399,718

 Cash paid during the year
  for interest		$ 9,759,113  11,409,059 	     10,228,772

Supplemental schedule of noncash investing and
 financing activities:
  Transfer of loans to
   real estate owned    $   870,799 	 601,429 	       685,585
  Loans to facilitate sale of
   foreclosed assets	       -  	  115,863 	        15,606
  Net transfer of loans held for investment to
    held for sale	                 -  	7,221,401 	     1,325,297
  Loans securitized and transferred to investment
    securities	   	17,786,403 		       -  	             -


See accompanying notes to consolidated financial statements.

(1)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The accompanying consolidated financial
statements include the accounts of Landmark
Bancshares, Inc. (the Company) and its
wholly owned subsidiary, Landmark Federal
Savings Bank (the Bank). Intercompany
balances and transactions have been
eliminated in consolidation.

(b)	Investment Securities
The Company classifies its investment
securities portfolio as held-to-maturity, which are recorded at amortized cost, available-for-sale, which are recorded at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity until realized, or trading securities, which are held principally for resale and reported at fair value, with unrealized changes in value reported in the Bank's income statement as part of earnings.
Effective October 1, 2000, the Company
adopted SFAS No. 133. In connection with the adoption, certain investments were reclassified from held-to-maturity to available-for-sale and trading (see note 2).
Premiums and discounts are amortized over the estimated lives of the securities using the interest method. Gains and losses on sales are calculated using the specific identification method.

Certain securities previously classified as available-for-sale have suffered declines in value which management believes are other than temporary. Accordingly, the unrealized loss on those securities, aggregating $94,957, has been recorded as a part of the 2001 gain on sale of investment securities, net.

(c)	Loans and Related Earnings
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Premiums and discounts on purchased residential real estate loans are amortized to income using the interest method over the estimated remaining period to maturity. Loan origination fees and certain direct costs are capitalized and recognized as an adjustment of the yield of the related loan.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Net unrealized losses are recognized through a valuation allowance by charges to income.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, the current level of nonperforming assets, and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.
Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

The accrual of interest on mortgage and
commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.
Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(d)	Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives, ranging from three to fifty years, of the assets.
Major replacements and betterments are
capitalized while maintenance and repairs are charged to expense when incurred. Gains or losses on dispositions are reflected in current operations.

(e)	Income Taxes
The Company files a consolidated federal income tax return with its subsidiary, and records deferred tax assets and liabilities for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(f)	Use of Estimates
Management of the Company has made a
number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United
States of America. Actual results could differ from those estimates.

(g)	Comprehensive Income
The Company's only component of other
comprehensive income is the unrealized
holding gains and losses on available-for-sale securities as shown below:

						     For the years ended
						    	September 30
						 2001		2000		1999

Unrealized holding gains (losses)   $3,170,655 	68,528  (160,267)
Cumulative effect of a change in accounting
	principle (see note 2)	      (1,139,745)	     -         -
Less reclassification adjustment for gains
	included in net income	        (997,859)(50,768) (500,123)

	Net unrealized gains (losses) on
	 securities		             1,033,051 	17,760  (660,390)

Income taxes			        (395,021)	(7,861)  256,561

	Other comprehensive income (loss) $638,030 9,899  (403,829)



(h)	Earnings Per Share
Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.
Potential common shares that may be issued by the Company relate solely to outstanding stock options and management stock bonus plan (MSBP) shares, and are determined using the treasury stock method.

Notes to Consolidated Financial Statements

The shares used in the calculation of basic and diluted income per share are shown below:

	                             	For the years ended
	                                 September 30
	                          2001	2000	      1999

Weighted average common
	shares outstanding	1,058,826 	1,086,528 	1,142,222
Stock options and MSBP	         84,252 	   81,318 	  120,242

	                  	1,143,078 	1,167,846 	1,262,464


(i)	Reclassifications
Certain reclassifications to prior year amounts have been made to conform with current year presentation.

(2)	Investment Securities
A summary of investment securities information is as follows:

				          		September 30, 2001
						Gross		Gross
				Amortized	unrealized	unrealized	Estimated
				cost		gains		losses	fair value

Available-for-sale:
	U. S. government and agency
		obligations		   $8,500,000  7,630 	   -   8,507,630
	Municipal obligations	      985,000  34,443	   -   1,019,443
	Mortgage-backed securities 15,314,207 589,690 11,754  15,892,143
	FHLB stock			    3,597,500       -      -   3,597,500
	Corporate bonds		      200,000       -  2,000     198,000
	Common stock		    1,208,682 288,345 52,586   1,444,441
	Other investments		      229,764       -      -     229,764

				Total	  $30,035,153 920,108 66,340  30,888,921





				           	September 30, 2000
						Gross		Gross
				Amortized	unrealized	unrealized	Estimated
				cost		gains		losses	fair value

Held-to-maturity:
 Municipal obligations	     $1,185,000 12,797    16,220  1,181,577
 U. S. government and agency
  obligations		     27,481,885     -  1,399,854 26,082,031
Mortgage-backed securities   10,112,018 38,224   114,389 10,035,853

  Total	            $    38,778,903 51,021 1,530,463 37,299,461

Available-for-sale:
 U. S. government and agency
  obligations		$	2,000,000      -    47,813  1,952,187
 FHLB stock				3,800,000      -         -  3,800,000
 Corporate bonds		        200,000      -    18,187    181,813
 Common stock			3,756,890 493,186  606,469  3,643,607
 Other investments	        291,771      -        -    291,771

  Total		      $    10,048,661  493,186  672,469 9,869,378


In June 1998, the Financial Accounting Standards
Board (FASB) issued Statement of Financial
Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities.
This statement requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. The Company adopted SFAS
No. 133 on October 1, 2000. As permitted by SFAS
No. 133, the Company transferred all of its securities on that date from the held-to-maturity portfolio to the available-for-sale and trading portfolios as follows:

							Securities transferred
				Trading   Available-	Total		Total
				(at fair  for-sale (at  (at fair	(at book
Security			 value)   fair value)	value)	value)

Investment securities	$9,642,188 	17,621,420 	27,263,608 	28,666,885
Mortgage-backed securities       - 	10,035,853 	10,035,853 	10,112,018

		Total 	$9,642,188	27,657,273 	37,299,461 	38,778,903





All trading securities were sold during 2000. As of October 1, 2000, the effect of the transfer of these securities was reported as a cumulative adjustment from a change in accounting principle, net of tax effect, impacting earnings and other comprehensive income as follows:

							Adjust-
							ment to
							other
					Adjust-	compre-		Total
					ment to	hensive		adjust-
					earnings	income		ments

Investment securities	     $(339,697)	(1,063,580)		(1,403,277)
Mortgage-backed securities		-        (76,165)	         (76,165)

	   	Pretax loss 	(339,697)	(1,139,745)		(1,479,442)

Income tax benefit		 125,144 	   419,882           545,026

		Net loss	     $(214,553)	  (719,863)	        (934,416)




Maturities of investment securities at September
30, 2001 are as follows:

								Amortized	Estimated
								cost		fair value

Due in less than one year			$	7,650,000 	7,654,474
Due after one year but within five years	        350,000 	  366,914
Due after five years					1,485,000 	1,505,685
Mortgage-backed securities, common
	stock, and other investments		     20,550,153  21,361,848

				Total       	$    30,035,153  30,888,921




Except for U. S. government and agency
obligations, no investment in a single issuer exceeded 10% of stockholders' equity.

At September 30, 2001 and 2000, securities pledged to secure public funds on deposit had a carrying value of approximately $17 million and $38 million, respectively.


(3)	Loans
Loans consist of the following at September 30:

						       	2001	       	2000

Real estate loans:
	One-to-four family residential	$106,069,440    147,514,858
	Commercial					  10,084,314      9,331,198
	Construction				   3,247,777        857,486
	Second mortgage				   9,530,999     10,403,434
Commercial loans					   7,604,138      7,033,573
Consumer loans					   6,926,143      9,050,233

				Total			 143,462,811    184,190,782

Less:
	Deferred loan fees				51,662        154,428
	Allowance for loan losses		   1,424,129      1,376,707

				Loans, net		$141,987,020    182,659,647



The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customer financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as guarantees, commitments to extend credit, letters of credit, and lines of credit, which are properly not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit.
Commitments to extend credit and lines of credit aggregated approximately $10 million and $8 million at September 30, 2001 and 2000, respectively.

The Company is exposed to varying risks
associated with concentrations of credit relating primarily to lending activities in specific geographic areas. The Company's principal lending area consists of the cities of Dodge City, Great
Bend, Garden City, LaCrosse, and Hoisington,
Kansas and the surrounding communities, and substantially all of the Company's loans are to residents of or secured by properties located in its principal lending area. Accordingly, the ultimate collectibility of the Company's loan portfolio is dependent upon market conditions in those areas.
These geographic concentrations are considered in management's establishment of the allowance for loan losses.


A summary of the activity in the allowance for loan losses is as follows:

						        For the years ended
						      	September 30
						2001		2000		1999

Balance at beginning of year	$	1,376,707 	1,317,676 	1,136,753
Provision				        120,000 	  266,970 	  785,000
Charge-offs				       (159,804)	 (352,390)	 (657,712)
Recoveries	                           87,226 	  144,451 	   53,635

Balance at end of year	     $	1,424,129 	1,376,707 	1,317,676



At September 30, 2001 and 2000, impaired loans, including nonaccrual loans, aggregated $641,000 and $505,000, respectively.

The Bank serviced loans for others of $86,585,000 and $58,112,000 at September 30, 2001 and 2000,
respectively. The following is an analysis of the changes in mortgage servicing rights during the years ended September 30, 2001, 2000, and 1999:

							2001		2000	   1999

Balance at beginning of year		$	263,522 	318,543  225,835
Additions						403,176      34,015  183,344
Amortization				     (181,262)	(89,036) (90,636)

Balance at end of year			$	485,436 	263,522  318,543





The Bank had loans to directors and officers at September 30, 2001 which carry terms similar to those for other loans. A summary of such loans is as follows:

Balance at beginning of year    $   2,819,652
New loans					1,216,270
Repayments				     (1,151,300)

Balance at end of year		  $	2,884,622



(4)	Premises and Equipment
Premises and equipment consist of the following at September 30:

								2001		2000

Land					      $	  298,366 	        298,366
Office buildings and improvements		1,947,070 		1,958,977
Furniture and equipment				1,240,099 		1,241,367
Automobiles						   15,000 		   11,544

				Total			3,500,535 		3,510,254

Less accumulated depreciation			2,035,929 		1,875,084

				Total		$	1,464,606 		1,635,170



(5)	Time Deposits
Maturities of time deposits are as follows at September 30, 2001:

			Year		Amount

			2002	$	96,863,474
			2003		12,385,241
			2004	       1,697,041
			2005		   734,156
			2006		   192,053
		Thereafter		    16,904

		Total		$    111,888,869


(6)	Federal Home Loan Bank Advances
Long-term advances from the FHLB at September
30, 2001 and 2000 amount to $21,000,000 and
$57,000,000, respectively. Maturities of such advances at September 30, 2001 are summarized as follows:

		Year ending
		September 30		Amount		Rates

		2003			$      2,000,000 		3.66%
		2005				10,000,000 		6.10%
		Thereafter			 9,000,000 		5.07%

					$	21,000,000


The Bank has a line of credit, renewable annually in February, with the FHLB under which there were no outstanding borrowings at September 30, 2001 and 2000.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At September 30, 2001, the Bank's total borrowing capacity with the FHLB was approximately $87 million.

(7)	Income Taxes
Total income tax expense for 2001, 2000, and 1999 is allocated as follows:

							2001	    2000       1999

Income from continuing operations	$1,780,394  1,271,947  1,334,553
Income from a change in accounting
	principle				  (125,144)	      -          -
Stockholders' equity, recognition of
   unrealized gains/(losses) on AFS
	securities				  395,021       7,861   (256,561)

						$ 2,050,271 1,279,808   1,077,992





Income tax expense (benefit) attributable to income from continuing operations consists of:

					2001		2000		1999

Current			$	1,965,769 	1,399,631 	1,377,937
Deferred			       (185,375)	 (127,684)	  (43,384)

				$	1,780,394 	1,271,947 	1,334,553

Federal			$	1,598,572 	1,128,163 	1,174,544
State					  181,822 	  143,784 	  160,009

				$	1,780,394 	1,271,947 	1,334,553



Income tax expense attributable to income from continuing operations was $1,780,394, $1,271,947, and $1,334,553 for the years ended September 31, 2001, 2000, and 1999 respectively, The reasons for the difference between actual income tax expense and expected income tax expense allocated to earnings before extraordinary loss at the 34% statutory federal income tax rate are as follows:

						2001		2000		1999

Computed 'expected' tax expense	$1,524,948 	1,242,806 	1,254,642
Increase (reduction) in income taxes resulting from:
	Tax-exempt interest income	   (17,844)   (21,312)	  (24,331)
	Contributions to ESOP		    10,783 	    5,985 	   18,465
	State income taxes,
       net of deferred benefit	   120,002 	   84,072 	  107,014
	Other, net				   142,505 	  (39,604)	  (21,237)

						$1,780,394 	1,271,947 	1,334,553



The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at September 30, 2001 and 2000 are as follows:

									2001	   2000

Deferred tax assets:
	Unrealized loss on investment securities
		available-for-sale			$     	-  68,690
	Allowance for loan losses				431,109 361,891
	Deferred compensation arrangements			224,387 183,650
	State taxes						       31,878  26,461
	Other, net						       34,500       -

		Total deferred tax assets			721,874 640,692

Deferred tax liabilities:
	Unrealized gain on investment securities
		available-for-sale				326,331      -
	FHLB stock dividends					395,503 417,769
	Other, net								-  13,237

		Total deferred tax liabilities		721,834 431,006

		Net deferred tax asset			     $     40 209,686





There was no valuation allowance required for deferred tax assets at December 31, 2001 or 2000.
Management believes that it is more likely than not the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Prior to 1996, the Company was allowed to deduct for tax purposes the greater of an experience method bad debt deduction based on actual charge-offs or a statutory bad debt deduction based on a percentage (8%) of taxable income before such deduction. Under the Small Business Job Projection
Act (the Act) of 1996, the allowable deduction under the percentage of taxable income method was terminated for tax years beginning after 1995, and will not be available to the Company for future years. The Act also provides that federal income tax bad debt reserves accumulated since 1988 (the base year reserve) must be recaptured and included in taxable income over a six-year inclusion period beginning 1998. Included in the deferred income tax liability at September 30, 2001 and 2000 is $53,095 and $106,190, respectively, for this recapture.

Retained earnings at September 30, 2001 and 2000 include approximately $5,585,000 for which no provision for federal income tax has been made.
This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

(8)	Employee Benefit Plans
Employee Retirement Plan

The Bank has adopted a 401(k) defined
contribution savings plan. Substantially all employees are covered under the contributory plan.
Pension costs attributable to the years ended
September 30, 2001, 2000, and 1999 were $40,000,
$38,000, and $36,000, respectively.

Deferred Compensation Agreements

The Bank has entered into deferred compensation agreements with certain key employees that provide for cash payments to be made after their retirement.
The liabilities under the agreements have been recorded at the present values of accrued benefits using a 7% interest rate. The balance of estimated accrued benefits was $420,482 and $235,447 at September 30, 2001 and 2000, respectively. In connection with the deferred compensation agreements, the Bank has purchased life insurance policies on covered employees in which the Bank is the beneficiary to assist in funding benefits. At
September 30, 2001 and 2000, the cash surrender values on the policies were $438,849 and $421,759, respectively.

Employee Stock Ownership Plan

Upon conversion from mutual to stock form, the Bank established an employee stock ownership plan (ESOP). The original acquisition of 136,878 shares of Company stock by the plan was funded by a loan from the Company to the ESOP in the amount of $1,368,780. The loan, together with interest, is being repaid over a ten-year period through annual contributions by the Bank. The
Bank makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from the collateral and will be allocated to active employees based on the proportion of debt service paid in the year.

The Bank accounts for its ESOP shares in accordance with Statement of Position No. 93-6.
Accordingly, the debt of the ESOP is recorded as debt of the Bank and the shares pledged as collateral are reported as unearned ESOP shares in the Statement of Financial Condition. As of
September 30, 2001 and 2000, the balance of indebtedness from the ESOP to the Company was $282,084 and $418,963, respectively, which is shown as a deduction from stockholders' equity on the consolidated balance sheets. The debt, which is accounted for as a liability of the Bank and a receivable for the Company, has been eliminated in consolidation. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated
ESOP shares are recorded as compensation expense. ESOP compensation expense was
$169,000, $154,000, and $191,000 for the years
ended September 30, 2001, 2000, and 1999,
respectively. The remaining 28,208 and 41,896
unallocated shares at September 30, 2001 and 2000 had an estimated market value of $544,000 and $765,000, respectively.

Management Stock Bonus Plan

In connection with the stock conversion in 1994, the Bank adopted three Management Stock Bonus
Plans (collectively, the MSBP), the objective of which was to enable the Bank to retain personnel of experience and ability in key positions of responsibility.

The MSBP purchased 91,252 shares of the
Company's stock for $965,224. These shares were granted to employees in the form of restricted stock earned over a five-year period at the rate of one-fifth of such shares per year following the date of grant of the award. Compensation expense, equal to the fair market value of the common stock at the date of the grant to the employee, was recognized pro rata over the five years during which the shares were payable. All awards were fully amortized as of March 1999.

(9)	Stock Option Plan
In connection with the stock conversion in 1994, the Bank's Board of Directors also adopted the 1994 Stock Option Plan (the Option Plan). The purpose of the Option Plan is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. The Option Plan provides for the granting of incentive and nonincentive stock options with a duration of ten years, after which no awards may be made, unless earlier terminated by the Board of Directors pursuant to the Option Plan.
Stock to be offered under the Option Plan may be authorized by unissued common stock, or previously issued shares that have been reacquired by the Company and held as treasury shares.

The Option Plan is administered by a committee of at least three nonemployee directors designated by the Board of Directors (the Option Committee).
The Option Committee will select the employees to whom options are to be granted and the number of shares to be granted. The option price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable after the expiration of ten years from the grant date. In the case of any employee who owns more than 10% of the outstanding common stock at the time the option is granted, the option price may not be less than 110% of the fair market value of the shares on the date of the grant, and the option shall not be exercisable after the expiration of five years from the grant date. The exercise price may be paid in cash, shares of the common stock, or a combination of both.

As of the date of conversion, the Option Committee granted 228,131 shares of common stock, at an exercise price of $10 per share. In addition, options for 18,479 shares of common stock, at an exercise price of $16.50 per share, were awarded on November 20, 1996; options for 2,053 shares of common stock, at an exercise price of $23.625 per share, were awarded on January 15, 1998; options for 10,000 shares were awarded on November 18, 1998 and options for 2,500 shares were awarded on April 27, 2000, at an exercise price of $15.125. All such options are exercisable immediately. As of September 30, 2001, 62,842 options have been exercised and 2,000 options have expired, resulting in 196,321 options outstanding.

The Company accounts for the fair value of the options issued under the Option Plan subsequent to October 1, 1996 in accordance with SFAS No. 123.
The compensation cost that has been charged to compensation and benefits expense for the Option
Plan was $0, $48,585, and $36,753 for the years ended September 30, 2001, 2000, and 1999, respectively. In accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended
September 30, 2000 and 1999, dividend yield of 2.54%, expected volatility of 25%, risk-free interest rate of 5.5%, and expected life of two years.
Common stock options granted during the year ended September 30, 2000 had an exercise price of $15.125 per share and an estimated fair value of $0.
No options were granted in the current year.

Certain information for the years ended September
30, 2001 and 2000 relative to stock options is as
follows:
									September 30
							2001		    2000
							  Weighted 	       Weighted
                                            average          average
                                            exercise         exercise
Fixed options				Shares  price	Shares price

Outstanding at beginning of year	216,360 $11.14 	258,663 $11.18

Granted				            -      - 	  2,500  15.13
Canceled				            -      - 	 (2,000) (23.25)
Exercised				      (20,039) (10.00)	(42,803) (11.04)

Outstanding at end of year		196,321  11.26 	216,360  11.14

Exercisable at end of year		196,321          	216,360

Number of shares available for
	future grant:
		Beginning of year	      	-  		    -

		End of year		            -  		    -



(10)	Fair Value of Financial Instruments
Fair value estimates of the Company's financial instruments as of September 30, 2001 and 2000, including methods and assumptions utilized, are set forth below:


					2001			2000
				Carrying Estimated  Carrying Estimated
				amount   fair value amount   fair value

Investment securities	$30,035,154  30,889,000 48,648,281 	47,169,000

Loans, net of unearned fees
	and allowance for
      loan losses     $141,987,020 142,940,000 182,659,647 181,588,000

Loans held for sale   $  2,486,449 2,486,000   8,854,493 	8,912,000

Noninterest bearing demand
	deposits	     $  8,040,520 8,040,000 	5,791,798 	5,791,000
Money market and NOW
	deposits	       19,751,450 19,751,000 14,786,073 	14,786,000
Savings deposits	        8,382,663 8,382,000 	8,052,345 	 8,052,000
Time deposits	      111,888,869 112,853,000 136,695,224 136,094,000

   Total deposits      $148,063,502 149,026,000 165,325,440 164,723,000

FHLB advances	     $ 21,000,000 22,289,000 57,000,000 	56,879,000



Methods and Assumptions Utilized

The carrying amount of cash and cash equivalents, loans held for sale, federal funds sold, and accrued interest receivable and payable are considered to approximate fair value.

The estimated fair value of investment securities, except certain obligations of states and political subdivisions, is based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain obligations of states and political subdivisions is not readily available through market sources other than dealer quotations, so fair value estimates are based upon quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

The estimated fair value of the Company's loan portfolio is based on the segregation of loans by collateral type, interest terms, and maturities. In estimating the fair value of each category of loans, the carrying amount of the loan is reduced by an allocation of the allowance for loan losses. Such allocation is based on management's loan classification system which is designed to measure the credit risk inherent in each classification category. The estimated fair value of performing variable rate loans is the carrying value of such loans, reduced by an allocation of the allowance for loan losses. The estimated fair value of performing fixed rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan, reduced by an allocation of the allowance for loan losses. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The fair value for significant nonperforming loans is the estimated fair value of the underlying collateral based on recent external appraisals or other available information, which generally approximates carrying value, reduced by an allocation of the allowance for loan losses.

The estimated fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings, money market accounts, and NOW accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value of advances from the Federal Home
Loan Bank are estimated using the rates offered for similar borrowings.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.
Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

(11)	Regulatory Capital Requirements
Current regulatory capital regulations require financial institutions to meet two different regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered 'adequately capitalized.'
Management believes that, as of September 30, 2001, the Company and the Bank meet all capital adequacy requirements to which they are subject.
The following is a comparison of the Bank's regulatory capital to minimum capital requirements at September 30, 2001 (dollars in thousands):

									To be well-
						For capital 	capitalized under
						adequacy	      prompt corrective
				Actual	purposes	      action provisions
				Amount Ratio Amount Ratio     Amount Ratio

As of September 30, 2001:
 Total capital (to risk-
  weighted assets)	$20,563  21% $ >7,962  >8%	$ >9,953 	>10%
                                       -       -        -         -
Tier 1 capital (to risk-
  weighted assets)	 19,317  19   >		 >	  >5,972	>6
                                      -          -      -         -
Tier 1 capital (to average
  assets)		       19,317  10   >7,892    >4      > 9,865 	>5
				 	        -         -       -         -
As of September 30, 2000:
 Total capital (to risk-
  weighted assets)	$21,185  17.1% $ >9,920  >8%	$ >12,400 	>10%
                                         -       -      -         -
 Tier 1 capital (to risk-
  weighted assets)	 19,809  16.0   >		 >	  > 7,440 	>6
                                        -        -      -         -
 Tier 1 capital (to average
  assets)			 19,809   8.0   >9,896  >4      >12,370 	>5
				 		    -       -       -         -


The following is a comparison of the parent company's regulatory capital to minimum capital requirements at September 30, 2001 (dollars in thousands):

						For capital	   capitalized under
						adequacy	   prompt corrective
				Actual	purposes	   action provisions
			Amount	Ratio	Amount  Ratio  Amount	Ratio

As of September 30, 2001:
 Total capital (to risk-
  weighted assets)	$26,996  27%   $ >8,116  >8%	 $>10,144 >10%
                                         -       -      -       -
 Tier 1 capital (to risk-
  weighted assets)	 25,621  25      >       >	  > 6,087 > 6
                                         -       -      -       -
 Tier 1 capital (to average
  assets)			 25,621  13     >7,979 	>4 	  > 9,974 > 5
				 		    -       -       -       -
As of September 30, 2000:
 Total capital (to risk-
  weighted assets)      $ 25,175 20.0% $ >10,159 >8%	 $>12,698 >10%
                                         -       -      -       -
Tier 1 capital (to risk-
  weighted assets)	  23,799 19.0    >	 >	  > 7,619 > 6
                                         -       -      -       -
Tier 1 capital (to average
  assets)		        23,799 9.0    >10,026  >4 	  >12,533 > 5
				  		    -        -      -       -

(12)	Parent Company Condensed Financial
Statements

Following is condensed financial information of the Company as of and for the years ended
September 30, 2001 and 2000 (dollars in
thousands):


					Condensed Balance Sheets
					September 30, 2001 and 2000

			Assets					2001		2000

Cash								$	 3,927        192
Investment securities						 1,643 	3,825
Investment in Bank						19,750     19,835
Other							 	        960 	1,140

	Total assets					$	26,280     24,992

Liabilities and Stockholders' Equity

Borrowed funds						$	     -      1,254
Other									   181         76
Stockholders' equity						26,099     23,662

	Total liabilities and stockholders' equity $    26,280     24,992


Condensed Statements of Earnings
Years ended September 30, 2001, 2000, and 1999

							2001		2000		1999

Dividends from Bank			$	2,700 	1,300 	5,700
Interest income					  226         236         224
Other income				   	  785 	   77 	  505
Interest expense				        (40)	 (144)	 (162)
Other expense, net				 (134)	 (158)	 (198)

     Income before equity in undistributed
	earnings of bank				3,537 	1,311		6,069

Increase (decrease) in undistributed equity of
 Bank					            (692)	      1,032	     (3,621)

     Earnings before income taxes		2,845 	2,343	      2,448

Income tax benefit (expense)			 (355)	   40        (93)

	Net earnings			$	2,490		2,383	      2,355



Condensed Statements of Cash Flows
Years ended September 30, 2001, 2000, and 1999

								2001 	2000		1999
Cash flows from operating activities:
 Net earnings					   $2,490 	2,383 	2,355
 (Increase) decrease in undistributed equity of
   Bank						         692    (1,032) 3,621
 Other						        (179)     (191)  (343)

	Net cash provided by operating activities  3,003     1,160 	5,633

Cash flows from investing activities:
 Proceeds from sale of investment securities
  available-for-sale, net			       3,345      870 	1,229
 Other						        (171)     303 	  382

	Net cash provided by investing activities	 3,174    1,173 	1,611

Cash flows from financing activities:
 Issuance of shares under stock option plan	   200      360      -
 Repayments on note payable			      (1,537)  (1,546) (1,900)
 Purchase of treasury stock			        (473)  (1,083) (4,240)
 Payment of dividends					  (632)    (650)   (805)

	Net cash used in financing activities     (2,442)  (2,919) (6,945)

	Net increase (decrease) in cash	       3,735     (586)    299

Cash at beginning of year				 192 	      778 	  479

Cash at end of year				    $3,927 	      192 	  778



(13)	Restrictions on Retained Earnings

The Bank may not declare or pay a cash dividend to the Company if the effect would cause the net worth of the Bank to be reduced below either the amount required for the 'liquidation account' or the net worth requirement imposed by the Office of Thrift Supervision (OTS). If all capital requirements continue to be met, the Bank may not declare or pay a cash dividend in an amount in excess of the Bank's net earnings for the fiscal year in which the dividend is declared plus one-half of the surplus over the capital requirements, without prior approval of the OTS.

The OTS regulations require that, upon conversion from mutual to stock form of ownership, a liquidation account be established by restricting a portion of net worth for the benefit of eligible savings account holders who maintain their savings accounts with the Bank after conversion. In the event of complete liquidation (and only in such event), each savings account holder who continues to maintain their savings account shall be entitled to receive a distribution from the liquidation account after payment to all creditors but before any liquidation distribution with respect to common stock. The initial liquidation account was established at $15,489,000. This account may be proportionately reduced for any subsequent reduction in the eligible holder's savings accounts.

(14)	Subsequent Event

On October 9, 2001, the Company and MNB
Bancshares, Inc. (MNB) and its wholly owned subsidiary, Security National Bank (Security), completed their merger of equals into Landmark
Merger Company, which immediately changed its name to Landmark Bancorp, Inc. In addition, the Bank merged with Security and the resulting bank changed its name to Landmark National Bank.
Landmark Bancorp, Inc. is a $350 million financial services company with its main office located in Manhattan, Kansas. Landmark Bancorp issued
817,806 shares to the former stockholders of MNB to complete the merger, which will be accounted for as a purchase of MNB by the Company. Total value of the consideration was approximately $15 million. In conjunction with the merger, change in control payments, severance pay, and nonrecurring other costs of approximately $1.6 million, net of tax, will be expensed in the quarter ending
December 31, 2001.

A condensed unaudited pro forma consolidated balance sheet as of September 30, 2001 is as follows:

Investment securities      $68,540,000

Loans, net                $247,496,000

Total assets              $353,759,000

Deposits                  $277,114,000

Stockholders' equity       $39,499,000


	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Landmark
Bancorp, Inc. has duly caused this report to be signed as of December 31, 2001 and filed on behalf of Landmark
Bancorp, Inc., its predecessor.

Landmark
Bancorp, Inc.


By: /s/ Patrick L. Alexander
        Patrick L. Alexander
        President and Chief
        Executive Officer
       (Principal Executive Officer)

By: /s/ Mark A. Herpich
        Mark A. Herpich
        Chief Financial Officer and
        Executive Vice President
        (Principal Financial Officer)

Pursuant to the requirement of the Securities
Exchange Act of 1934, this report has been signed below, on behalf of Landmark Bancshares, Inc., by the following persons representing Landmark Bancorp, Inc., the successor to Landmark Bancshares, Inc., in the capacities indicated as of December 31, 2001.


/s/ Patrick L. Alexander			/s/ Larry Schugart
    Patrick L. Alexander			    Larry Schugart
    President, Chief Executive Officer        Chairman of the Board
    and Director

/s/ Susan E. Roepke	                  /s/ Richard A. Ball
    Susan E. Roepke	                      Richard A. Ball
    Director					    Director

/s/ David H. Snapp                        /s/ C. Duane Ross
    David H. Snapp				    C. Duane Ross
    Director					    Director

/s/ Jim W. Lewis				       /s/ Jerry R. Pettle
    Jim W. Lewis					     Jerry R. Pettle
    Director					     Director

/s/ Brent A. Bowman				 /s/ Joseph L. Donney
    Brent A. Bowman				     Joseph L. Donney
    Director					     Director



Exhibit 21

Subsidiaries of Registrant

Landmark Bancshares, Inc.'s only subsidiary is Landmark Federal Savings Bank, headquartered in
Dodge City, Kansas.


Exhibit 99.1

Report of Independent Auditors


To the Board of Directors and Stockholders of Landmark Bancshares, Inc.
Dodge City, Kansas


We have audited the accompanying consolidated balance sheet of Landmark Bancshares, Inc. and subsidiary as of September 30, 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended September 30, 2000.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Bancshares, Inc. and subsidiary as of September 30, 2000, and the results of their operations and cash flows for each of the two years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.






					/s/Regier Carr & Monroe, L.L.P.

October 26, 2000
Wichita, Kansas